Form 10-Q
period 1996-03-31
MASON GEORGE BANKSHARES INC
filed 1996-05-14
CIK 761651

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996
                                            --------------
                         Commission file number 0-13833
                                                -------

                         GEORGE MASON BANKSHARES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         Virginia                                          54-1303470
         --------                                          ----------
(State or other jurisdiction of                            (IRS employer
incorporation or organization)                             identification no.)

11185 Main Street, Fairfax, Virginia                       22030
- - -------------------------------------                      -----
(Address of principal executive office)                    (Zip Code)

(Registrant's Telephone number, including area code )      (703) 352-1100
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      $1.11 Par Value Common Capital Stock
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No    .
                                                ---     ---
The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 4,028,893 shares at April 29, 1996.

                         GEORGE MASON BANKSHARES, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION                                                                          PAGE
- - -----------------------------                                                                          ----
ITEM 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets - March 31, 1996
                 and December 31, 1995                                                                  3

                 Condensed Consolidated Statements of Income - Three months ended
                 March 31, 1996 and 1995                                                                4

                 Condensed Consolidated Statements of Shareholders' Equity - Three months
                 ended March 31, 1996 and 1995                                                          5

                 Condensed Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1996 and 1995                                                                6

                 Notes to Condensed Consolidated Financial Statements - March 31, 1996                  7

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                             14

PART II. OTHER INFORMATION
- - --------------------------
ITEM 6.                    Exhibits and Reports on Form 8-K

         6(a).             The following exhibits required to be filed are filed herewith:

                  11       "Computation of Earnings per Common Share," is presented as
                           Note 6 on page 12 of the first quarter report on Form 10-Q.                 12

                  27       Financial Data Schedule

         6(b).             Reports on Form 8-K.

                           No reports on Form 8-K were filed
                           during the quarter ended March 31, 1996.


SIGNATURES                                                                                             27



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                                                                            MARCH 31, 1996    DECEMBER 31, 1995
- - ----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $32,340              $29,275
Federal funds sold                                                                   2,000                9,000
Securities available-for-sale                                                      195,635              167,558
Securities held-to-maturity                                                         68,353               68,660
Mortgage loans held for resale                                                      60,887               55,482

Loans, net of unearned discount and loan fees                                      240,366              237,010
Less: Allowance for  loan losses                                                    (4,203)              (4,040)
                                                                                 ----------          -----------
Loans, net                                                                         236,163              232,970

Bank premises and equipment, net                                                     9,234                9,237
Accrued income receivable                                                            3,916                3,775
Other assets                                                                         3,139                1,590
Deferred income taxes                                                                1,880                  886
                                                                                 ----------          -----------
TOTAL ASSETS                                                                      $613,547             $578,433
                                                                                 ==========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                          $102,678             $100,332
  Interest checking                                                                 34,777               34,971
  Savings                                                                          119,761              111,727
  Time                                                                             237,375              228,530
                                                                                 ----------          -----------
Total Deposits                                                                     494,591              475,560

Borrowed funds                                                                      64,854               48,862
Other liabilities                                                                    5,805                5,269
Dividends payable                                                                      401                  398
                                                                                 ----------          -----------
TOTAL LIABILITIES                                                                  565,651              530,089

SHAREHOLDERS' EQUITY
Preferred stock                                                                          0                    0
Common stock                                                                         4,440                4,402
Surplus                                                                             26,559               26,198
Retained earnings                                                                   18,103               17,069
Unrealized holding (loss) gain on securities available-for-sale                     (1,206)                 675
                                                                                 ----------          -----------
TOTAL SHAREHOLDERS' EQUITY                                                          47,896               48,344
                                                                                 ----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $613,547             $578,433
                                                                                 ==========          ===========

BOOK VALUE PER SHARE *                                                              $11.94               $12.15
                                                                                 ==========          ===========

ACTUAL SHARES OUTSTANDING *                                                          4,011                3,977
                                                                                 ==========          ===========


  See notes to condensed consolidated financial statements.

* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


THREE MONTHS ENDED                                                  MARCH 31, 1996      MARCH 31, 1995
- - -------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                   $7,960             $5,706
Interest on federal funds sold and repurchase agreements                        104                 28
Interest on securities:
  Taxable                                                                     3,476              2,969
  Tax-exempt                                                                    327                227
                                                                            --------           --------
TOTAL INTEREST INCOME                                                        11,867              8,930

INTEREST EXPENSE
Interest on deposits                                                          4,379              3,237
Interest on borrowed funds                                                      559                286
                                                                            --------           --------

TOTAL INTEREST EXPENSE                                                        4,938              3,523
                                                                            --------           --------
   NET INTEREST INCOME                                                        6,929              5,407
PROVISION FOR LOAN LOSSES                                                       181                100
                                                                            --------           --------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         6,748              5,307

OTHER INCOME
  Service charges                                                               608                353
  Gain on sales of securities available-for-sale                                281                 17
  Gain on sales of mortgage loans held for resale                             1,093                244
  Other                                                                         311                100
                                                                            --------           --------
TOTAL OTHER INCOME                                                            2,293                714

OTHER EXPENSES
  Salaries and employee benefits                                              4,160              2,272
  Occupancy                                                                     531                345
  Equipment                                                                     474                322
  Other operating expenses                                                    1,797              1,469
                                                                            --------           --------
TOTAL OTHER EXPENSES                                                          6,962              4,408
                                                                            --------           --------

INCOME BEFORE APPLICABLE INCOME TAXES                                         2,079              1,613
INCOME TAXES                                                                    644                476
                                                                            --------           --------

NET INCOME                                                                   $1,435             $1,137
                                                                            ========           ========


NET INCOME PER COMMON SHARE*                                                  $0.34              $0.29
                                                                            ========           ========



CASH DIVIDENDS DECLARED PER SHARE *                                           $0.10              $0.09
                                                                            ========           ========



WEIGHTED AVERAGE SHARES OUTSTANDING *                                         4,167              3,875
                                                                            ========           ========


  See notes to condensed consolidated financial statements.

* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                        COMMON                                         UNREALIZED
                                                         STOCK                                         GAIN (LOSS)
                                                         SHARES*     COMMON                 RETAINED      ON
                                                      OUTSTANDING    STOCK      SURPLUS     EARNINGS   SECURITIES     TOTAL
                                                      ------------------------------------------------------------------------
Balance, December 31, 1994                                  3,816      $4,223     $24,749     $13,138     ($3,114)    $38,996


Net Income                                                                                      1,137                   1,137

Common stock issuance                                          42          46         225                                 271

Cash dividends
  ($.09 per common share)                                                                        (360)                   (360)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                         1,593       1,593
                                                      ------------------------------------------------------------------------

Balance, March 31, 1995                                     3,858      $4,269     $24,974     $13,915     ($1,521)    $41,637
                                                       ==========  ==========  ==========  ==========  ==========  ===========


Balance, December 31, 1995                                  3,977      $4,402     $26,198     $17,069        $675     $48,344


Net Income                                                                                      1,435                   1,435

Common stock issuance                                          34          38         361                                 399

Cash dividends
  ($.10 per common share)                                                                        (401)                   (401)

Change in unrealized holding
 (loss) gain on securities
 available-for-sale                                                                                        (1,881)     (1,881)
                                                      ------------------------------------------------------------------------

Balance, March 31, 1996                                     4,011      $4,440     $26,559     $18,103     ($1,206)    $47,896
                                                       ==========  ==========  ==========  ==========  ==========  ===========

See notes to condensed consolidated financial statements.

* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

(UNAUDITED)                                                                      THREE MONTHS      THREE MONTHS
                                                                                        ENDED             ENDED
                                                                                    MARCH 31,         MARCH 31,
                                                                                         1996              1995
                                                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income                                                                             $1,435            $1,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Net amortization of securities                                                          57
   Depreciation                                                                           324               215
   Provision for loan losses                                                              181               100
   Gain on sale of securities available-for-sale                                         (281)              (17)
  (Benefit) provision for deferred income taxes                                           (39)
Change in assets and liabilities:
   Increase in mortgage loans held for resale                                          (5,405)           (1,560)
   (Increase) decrease in accrued income receivable,
    other assets and other real estate                                                 (1,690)              495
   Increase in other liabilities                                                          539               916
                                                                                     ----------        ---------

     Net cash (used in) provided by  operating activities                              (4,879)            1,286
                                                                                     ----------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES


Proceeds from sale and maturities of available-for-sale securities                     48,614             3,692
Proceeds from maturities of held-to-maturity securities                                 3,236               873
Purchase of available-for-sale securities                                             (79,465)          (14,267)
Purchase of held-to-maturity securities                                                (2,770)           (1,495)
Net increase in loans                                                                  (3,374)             (842)
Purchase of property and equipment                                                       (321)             (812)
                                                                                     ----------        ---------

     Net cash used in investing activities                                            (34,080)          (12,851)
                                                                                     ----------        ---------



CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                               19,031            13,286
Net increase (decrease) in borrowed funds                                              15,992            (3,302)
Net proceeds from sale of common stock                                                    399               271
Dividends paid                                                                           (398)             (305)
                                                                                     ----------        ---------

     Net cash provided by financing activities                                         35,024             9,950
                                                                                     ----------        ---------


Net decrease in cash and cash equivalents                                              (3,935)           (1,615)

Cash and cash equivalents at beginning of period                                       38,275            33,452
                                                                                     ----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $34,340           $31,837
                                                                                     ========          =========

    Interest paid                                                                      $4,957            $3,245
                                                                                       ======            ======
    Income taxes paid                                                                     160                 0
                                                                                       ======            ======

See notes to condensed consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1996



NOTE 1 - ORGANIZATION

George Mason Bankshares, Inc., (the "Company") is a Virginia bank holding company that was formed in 1984 and is headquartered in Fairfax, Virginia. The Company owns all of the outstanding stock of its sole subsidiary, George Mason Bank, (the "Bank"), which was incorporated in 1977 and opened for business in 1979. George Mason Mortgage Corporation, ("GMMC") is a wholly owned subsidiary of the Bank.


NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 3
SECURITIES
(DOLLARS IN THOUSANDS)


                                                MARCH 31, 1996
- - -----------------------------------------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE
                                                  GROSS       GROSS
                                    AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                       COST       GAINS       LOSSES      VALUE
                                    -----------------------------------------------
U.S. Treasury                           $9,456         $38          $0      $9,494
U.S. Agencies and
   Mortgage-Backed Securities          179,536         393      (1,846)    178,083
States and Political Subdivisions        5,497         140         (28)      5,609
Other Securities                         2,378          71           0       2,449
                                    -----------------------------------------------

TOTAL                                 $196,867        $642     ($1,874)   $195,635
                                    ===============================================



SECURITIES HELD-TO-MATURITY

U.S. Agencies and
   Mortgage-Backed Securities          $50,548        $629       ($382)    $50,795
States and Political Subdivisions       17,805         333        (159)     17,979
                                    -----------------------------------------------

TOTAL                                  $68,353        $962       ($541)    $68,774
                                    ===============================================




                                               DECEMBER 31, 1995
- - -----------------------------------------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE
                                                  GROSS       GROSS
                                    AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                       COST       GAINS       LOSSES      VALUE
                                    -----------------------------------------------
U.S. Treasury                          $28,458        $253         ($7)    $28,704
U.S. Agencies and
   Mortgage-Backed Securities          127,350       1,158         (94)    128,414
States and Political Subdivisions        8,161         358          (7)      8,512
Other Securities                         1,838          90                   1,928
                                    -----------------------------------------------

TOTAL                                 $165,807      $1,859       ($108)   $167,558
                                    ===============================================

SECURITIES HELD-TO-MATURITY

U.S. Agencies and
   Mortgage-Backed Securities          $53,633      $1,055       ($123)    $54,565
States and Political Subdivisions       15,027         533         (27)     15,533
                                    -----------------------------------------------

TOTAL                                  $68,660      $1,588       ($150)    $70,098
                                    ===============================================

NOTE 4
LOANS
(DOLLARS IN THOUSANDS)

                                                   MARCH 31,     DECEMBER 31,
                                                     1996           1995
- - ----------------------------------------------------------------------------
  Commercial                                        $76,925        $79,605
  Real Estate-Construction                           28,744         32,614
  Real Estate-Mortgage                               89,693         86,018
  Home Equity Lines                                  30,661         28,910
  Consumer                                           15,189         10,713
                                               -----------------------------
    GROSS LOANS                                     241,212        237,860
                                               -----------------------------
  Less: Deferred loan fees and
    unearned discount                                  (846)          (850)
                                               -----------------------------
LOANS,NET OF UNEARNED DISCOUNT  AND
 DEFERRED LOAN FEES                                 240,366        237,010
                                               -----------------------------

  Allowance for loan losses                          (4,203)        (4,040)
                                               -----------------------------

LOANS,NET                                           236,163        232,970
                                               -----------------------------


MORTGAGE LOANS HELD FOR RESALE                       60,887         55,482
                                               -----------------------------


TOTAL LOANS, NET                                   $297,050       $288,452
                                               =============================

NOTE 5
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                           THREE MONTHS        THREE MONTHS
                                              ENDED               ENDED
                                          MARCH 31, 1996      MARCH 31, 1995
                                       --------------------------------------
BALANCE AT BEGINNING OF PERIOD                     $4,040            $3,808

Provision charged to expense                          181               100

Charge-offs:
  Commercial and other                                 40                27
  Consumer                                              8                 2
  Real Estate-Mortgage                                  0                 0
  Real Estate-Construction                              0                 0
                                                -----------      ------------

    Total Charge-offs                                  48                29

Recoveries:
  Commercial and other                                  5                30
  Consumer                                              5                14
  Real Estate-Mortgage                                 20                 0
  Real Estate-Construction                              0                 3
                                                -----------      ------------

    Total Recoveries                                   30                47

Net Charge-Offs (Recoveries)                           18               (18)
                                                -----------      ------------

BALANCE AT END OF PERIOD                           $4,203            $3,926
                                                ===========      ============


Average Total Loans(1)                           $238,508          $192,330

Total Loans at Period End (1)                    $240,366          $196,357

Ratio of net charge-offs (recoveries)
  to average total loans                            0.01%            -0.01%

Ratio of allowance for
  loan losses to total
  loans at period end                               1.75%             2.00%


(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale

Note 5A

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES                 PERCENT OF                     PERCENT OF
(DOLLARS IN THOUSANDS)                                    LOANS IN EACH                  LOANS IN EACH
                                                           CATEGORY TO                    CATEGORY TO
                                             MARCH 31,        TOTAL     DECEMBER 31,         TOTAL
                                                  1996        LOANS             1995         LOANS
                                          ------------------------------------------------------------
Commercial                                        $443         31.9%            $447         33.5%
Consumer                                           226          6.3%             191          4.5%
Real Estate-Mortgage                             1,720         49.9%           1,890         48.3%
Real Estate-Construction                           583         11.9%             729         13.7%
Unallocated                                      1,231           N/A             783           N/A
                                          ------------------------------------------------------------

Total                                           $4,203        100.0%          $4,040         100.0%
                                          ============================================================

NOTE 6
EARNINGS PER SHARE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


THREE MONTHS ENDED                                MARCH 31, 1996  MARCH 31, 1995
- - ---------------------------------------------------------------------------------
PRIMARY NET INCOME PER SHARE:

Net income                                                $1,435          $1,137

Stock and stock equivalents (average shares):
   Common shares outstanding                               3,995           3,827
   Stock options (a)                                         172              40
                                                        ---------       ---------
Total stock and stock equivalents                          4,167           3,867
                                                        ---------       ---------

PRIMARY NET INCOME PER SHARE                               $0.34           $0.29
                                                        =========       =========


FULLY DILUTED NET INCOME PER SHARE:

Net income                                                $1,435          $1,137

Stock and stock equivalents (average shares):
   Common shares outstanding                               3,995           3,827
   Stock options (b)                                         201              48
                                                        ---------       ---------

Total stock and stock equivalents                          4,196           3,875
                                                        ---------       ---------

FULLY DILUTED NET INCOME PER SHARE                         $0.34           $0.29
                                                        =========       =========

(a) Shares were assumed to be repurchased at the average closing stock prices for the three month periods ended March 31, 1996 and 1995.
(b) Shares were assumed to be repurchased at the March 29, 1996 closing price.

NOTE 7- SUBSEQUENT EVENT


The Company has entered into a definitive agreement for the acquisition of Palmer National Bancorp, Inc., ("Palmer"). Palmer is a bank holding company with banking facilities in the District of Columbia and a mortgage banking office in Montgomery County, Maryland and total assets of approximately $100 million. Under the agreement, Palmer will be merged into a separate subsidiary of the Company. Each share of Palmer stock will be exchanged for 1.08 shares of the Company's common stock. The transaction is subject to shareholder and regulatory approvals. The transaction is anticipated to close in the second quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL SUMMARY

         Net income for the three months ended March 31, 1996 increased by 26.2% to $1.44 million or $.34 per share compared to $1.14 million or $.29 per share for the first quarter of 1995 (as adjusted for a three-for-two stock split to shareholders of record on January 31, 1996). Returns on average assets and average equity for the first quarter of 1996 were 1.01% and 11.76%, respectively, compared to 1.04% and 11.67% for the same period in 1995.

         Contributing to the increase in earnings for the first quarter were improvements in net interest income, increased gains on loans held for resale, increased gains on securities sales and growth in service charges and other fees. The improvements in earnings were partially offset by increases in the provision for loan losses, salaries and employee benefits and other overhead costs.

          The Company continued to experience significant growth as total assets increased to $613.5 million at March 31, 1996 compared to $578.4 million at December 31, 1995 representing an increase of $35.1 million or 6.1%. Loan demand continued to improve as loans (net of unearned income) increased by $3.4 million to $240.4 million at March 31, 1996 compared to $237.0 million at year-end 1995. Total deposits were $494.6 million at the end of the quarter compared to $475.6 million at December 31, 1995, representing an increase of 4.0%.

         Shareholders' equity at March 31, 1996 totalled $47.9 million compared to $48.3 million at December 31, 1995. Book value per share of common stock on March 31, 1996 was $11.94 per share compared to $12.15 per share at December
31, 1995.   The decrease in equity was primarily attributable to a decline in the fair value of the securities available-for-sale portfolio.


EARNINGS ANALYSIS

NET INTEREST INCOME

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income on a fully taxable equivalent basis totalled $7.1 million for the first quarter of 1996 compared to $5.5 million for the first quarter of 1995. The improvements in net interest income were attributable to a higher volume of earning assets which was partially offset by a continued tightening of the spread between interest rates earned on loans, securities, federal funds sold and other investments, and the rates paid on deposits and purchased funds. TABLE 2 presents the Company's analysis of changes in interest income and interest expense relating to volume and rate for the period indicated.

         The Company's net interest margin for the quarter ended March 31,1996 decreased to 5.32% from 5.37% for the same period in 1995. The drop in the net interest margin percentage was attributable to the Company's cost of funds increasing at a faster pace than the increase in the yield on earning assets and the impact of a declining prime rate.

         The increase in the Company's cost of funds was the result of a shift of approximately $10 million from money market accounts, which were paying a lower rate of interest to savings accounts and certificates of deposit which were paying a substantially higher rate. In addition, the majority of new accounts were certificates of deposit and savings accounts.

         In the first three months of 1996, average earning assets increased by $118.2 million or 28.2% to $536.9 million compared to $418.7 million for the first three months of 1995. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $287.0 million for the first three months of 1996 compared to $206.2 million for the first three months of 1995. The growth in earning assets was primarily funded by an increase in certificates of deposit and savings accounts as average interest bearing deposits increased to $379.2 million in the first three months of 1996 from $302.0 million for the same period in 1995, representing an increase of 25.6%. Average demand deposits rose by 24.8% to $87.0 million for the first three months of 1996 from $69.7 million during the same period last year.
TABLE 1 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
Table 1

                                                  THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                    MARCH 31, 1996                             MARCH 31, 1995
                                                  ------------------                         ------------------

                                        AVERAGE                    AVERAGE         AVERAGE                    AVERAGE
                                        BALANCE       INTEREST       RATE          BALANCE       INTEREST       RATE
                                    ---------------------------------------     ----------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities                $17,489           $247    5.68%            $40,416           $522       5.24%
  Federal Agency and
    Mortgage-Backed Securities            199,876          3,183    6.40%            151,951          2,418       6.45%
  State and Political
    Subdivision Securities (1)             24,835            487    7.89%             15,592            344       8.95%
  Other Investments                         1,910             63   13.27%              2,727             29       4.31%
                                    ------------------------------------------------------------------------------------
    Total Securities                      244,110          3,980    6.56%            210,686          3,313       6.38%

Loans: (3)
  Commercial (1)                           80,248          2,107   10.56%             93,650          2,353      10.19%
  Real Estate-Construction                 31,004            726    9.42%             36,618          1,330      14.73%
  Real Estate-Mortgage (2)                163,230          4,918   12.12%             69,761          1,895      11.02%
  Consumer                                 12,517            232    7.45%              6,128            146       9.66%
                                    ---------------------------------------       --------------------------------------

     Total Loans                          286,999          7,983   11.19%            206,157          5,724      11.26%

Federal Funds Sold                          5,794             75    5.21%              1,856             28       6.12%
                                    ---------------------------------------       --------------------------------------



  Total Interest-Earning Assets           536,903         12,038    9.02%            418,699          9,065       8.78%

Noninterest-Earning Assets:
  Cash and Due from Banks                  20,961                                     18,790
  Other Assets                             16,697                                     10,952
  Allowance for Loan Losses                (4,112)                                    (3,833)
  Deferred Loan Fees                       (1,200)                                      (922)
                                    ---------------                               ------------
  Total Noninterest-Earning Assets         32,346                                     24,987
                                    ---------------                               ------------

Total Assets                             $569,249                                   $443,686
                                    ===============                               ============



(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.
(2) Includes Mortgage Loans held for resale and Home Equity Lines of Credit
(3) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1 (CONTINUED)


                                                  THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                    MARCH 31, 1996                             MARCH 31, 1995
                                                  ------------------                         ------------------

                                          AVERAGE                  AVERAGE           AVERAGE                         AVERAGE
                                          BALANCE     INTEREST       RATE            BALANCE     INTEREST               RATE
                                        ----------------------------------          ----------------------------------------

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits              $34,627           $179    2.08%            $32,752           $217            2.69%
  Money Market Deposits                    76,874            565    2.96%             87,001            697            3.25%
  Savings Deposits                         37,091            406    4.40%             13,296             99            3.02%
  Certificates of Deposit
    $100,000 and over                      55,399            745    5.41%             28,815            377            5.31%
  Certificates of Deposit                 175,246          2,484    5.70%            140,146          1,847            5.34%
                                        ----------------------------------          ----------------------------------------

  Total Interest-Bearing Deposits         379,237          4,379    4.64%            302,010          3,237            4.35%

Purchased Funds                            48,470            559    4.64%             26,706            286            4.34%
                                        ----------------------------------          ----------------------------------------

  Total Interest-Bearing Liabilities      427,707          4,938    4.64%            328,716          3,523            4.35%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                    87,034                                     69,715
  Other Liabilities                         5,444                                      5,751
                                        ----------                                  ---------
  Total Noninterest-Bearing
   Liabilities                             92,478                                     75,466
                                        ----------                                  ---------

Total Liabilities                         520,185                                    404,182
Shareholders' Equity                       49,064                                     39,504
                                        ----------                                  ---------
Total Liabilities and Shareholders'
   Equity                                $569,249                                   $443,686
                                        ==========                                  =========

Interest Spread                                                     4.38%                                              4.43%
                                        ----------------------------------          ----------------------------------------

Net Interest Margin                                       $7,100    5.32%                            $5,542            5.37%
                                        ==================================          ========================================

Cost to fund earning assets                                         3.70%                                              3.41%
                                                                 ========                                            =======

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)

                                                                            FROM THE THREE MONTHS ENDED
                                                                             MARCH 31, 1996 TO THE
(DOLLARS IN THOUSANDS)                                                         THREE MONTHS ENDED
TABLE 2                                                                          MARCH 31, 1995
                                                                                    CHANGE DUE TO:
                                                                            ----------------------------
                                                                TOTAL
                                                               INCREASE
                                                              (DECREASE)                        RATE              VOLUME
                                                           --------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                                             ($275)                     $21               ($296)
  Federal Agency and
    Mortgage-Backed Securities                                          765                        2                 763
 State and Political
    Subdivision Securities (1)                                          143                      (61)                204
 Other Investments                                                       34                       43                  (9)
                                                           -----------------
  Total Securities                                                      667                      141                 526

Loans: (3)
  Commercial (1)                                                       (246)                      91                (337)
  Real Estate-Construction                                             (604)                    (400)               (204)
  Real Estate-Mortgage (2)                                            3,023                      484               2,539
  Consumer                                                               86                      (66)                152
                                                           -----------------

  Total Loans                                                         2,259                       14               2,245

Federal Funds Sold                                                       47                      (12)                $59
                                                           -----------------



Total Interest Income                                                 2,973                      414               2,559


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                            (38)                     (50)                 12
  Money Market Deposits                                                (132)                     (51)                (81)
  Savings Deposits                                                      307                      130                 177
  Certificates of Deposit
    $100,000 and over                                                   368                       20                 348
  Certificates of Deposit                                               637                      174                 463
                                                           -----------------

  Total Interest-Bearing Deposits                                     1,142                      314                 828

Purchased Funds                                                         273                       40                 233
                                                           -----------------

Total Interest Expense                                                1,415                      354               1,061
                                                           -----------------

Net Interest Income                                                  $1,558                      ($7)             $1,565
                                                           =================




** Variances are computed on a line-by-line basis and are non-additive
   The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.
(2) Includes Mortgage Loans Held for Resale and Home Equity Lines of Credit.
(3) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

         The provision for loan losses totaled $181 thousand for the quarter ended March 31, 1996. This compares to a $100 thousand provision for the first quarter of 1995. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

GAIN ON SALES OF MORTGAGE LOANS HELD FOR RESALE

         Gain on sales of mortgage loans held for resale for the first quarter of 1996 totalled $1.09 million compared to $244 thousand for the same period last year, an increase of $849 thousand. The increased activity in loans held for resale is attributable to the strategic expansion of GMMC which originates loans for single family, owner occupied residences which are to be sold in the secondary market. GMMC opened three new offices during 1995. The positive contributions of the new offices are reflected in the increased gains on mortgage loans held for resale.

GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE

         Gain on sales of securities available-for-sale amounted $281 thousand compared to $17 for the same period last year. The securities were sold in response to changes in market interest rates, liquidity needs and other general asset/liability considerations.

OTHER NONINTEREST INCOME

         Service charges on deposit accounts for the first quarter of 1996 totalled $608 thousand compared to $353 thousand for the same period in 1995 an increase of 72.2%. The Company currently derives most of its other noninterest income from checking, money market and NOW accounts.

NONINTEREST EXPENSES

         In support of the Company's continued growth, total noninterest expenses consisting of employee related costs, occupancy and other overhead totalled $7.0 million for the first three months of 1996, compared to $4.4 million for the same period in 1995, representing an increase of $2.6 million or 57.9%.

         The increased expenses in 1996 were primarily attributable to the opening of two new banking centers during the latter part of 1995, one new banking center during 1996, the expansion of GMMC as previously mentioned, the opening of an off-site automated teller machine ("ATM") and the addition of qualified personnel to provide operational support. Additionally, the Company incurred legal and professional fees in conjunction with the pending Palmer acquisition.

CAPITAL RESOURCES

         Shareholders' equity on March 31, 1996 was $47.9 million compared to $48.3 million on December 31, 1995.

         Factors contributing  to the changes  in shareholders' equity  were the retention of net income, as well as new shares issued through the Company's employee stock plans and the dividend reinvestment plan, reduced by the Company's regular quarterly cash dividend. The primary factor contributing to the decline in equity was the unrealized losses sustained in the securities available-for-sale portfolio. The change in the unrealized holding gain (loss) on securities available-for-sale amounted to $1.9 million from December 31, 1995 to March 31, 1996. The effect of the decline in market value of the securities
available-for-sale reduced book value per share by $.45.   For a detailed
discussion of the impact on earnings from holding below market securities, see" Asset/Liability Management."

         Cash dividends declared for the first quarter of 1996 amounted to $.10 per share compared to $.09 per share for the first quarter of 1995.

         At March 31, 1996, the Company's Tier 1 and total risk-based capital ratios were 12.54% and 13.62%, respectively, compared to 13.29% and 14.42% at December 31, 1995. The Company's leverage ratio was 8.59% at March 31, 1996 compared to 8.70% at December 31, 1995. The Company's capital structure places it above the Federal Reserve Board's guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business. TABLE 3 details the various components of shareholders' equity.

SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

TABLE 3                                                 MARCH 31     DECEMBER 31,
                                                          1996           1995
                                                  -------------------------------
TIER 1 CAPITAL:

Common Stock                                               4,440          4,402
Surplus                                                   26,559         26,198
Retained Earnings                                         18,103         17,069
Unrealized holding gains (losses) on securities
 available-for-sale                                       (1,206)           675
                                                       ----------     -----------

  Total Shareholders' Equity                              47,896         48,344


Less: unrealized holding (gains)losses on securities
      available-for-sale                                   1,206           (675)
Less: disallowed intangibles                                (243)          (256)
                                                       ----------     -----------

     Total Tier 1 Capital                                 48,859         47,413

TIER 2 CAPITAL:
Qualifying allowance for loan losses                       4,203          4,040
                                                       ----------     -----------

     Total Tier 2 Capital                                  4,203          4,040
                                                       ----------     -----------

TOTAL RISK-BASED CAPITAL                                 $53,062        $51,453
                                                       ==========     ===========


Risk Weighted Assets                                    $389,496       $356,730
                                                       ==========     ===========


RATIOS:

Tier 1 Capital to risk weighted  assets                    12.54%         13.29%
Tier 2 Capital to risk weighted  assets                     1.08%          1.13%
                                                       ----------     -----------

Total risk-based capital ratio                             13.62%         14.42%
                                                       ==========     ===========

Leverage Ratio-Tier 1 Capital to  quarterly
   average assets less intangibles                          8.59%          8.70%
                                                       ==========     ===========

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents management's view as to the amount necessary to absorb potential losses in the loan portfolio. The amount of the provision charged to expense each period is dependent upon an assessment of the loan portfolio quality, current economic trends and conditions, evaluation of specific client compositions, past loan experience and the level of net charge-offs during the period.

         The ratio of allowance for loan losses to total loans at March
31, 1996 was 1.75% compared to 1.70% at December 31, 1995. The coverage multiple of allowance for loan losses to nonperforming loans was 1.67 at March
31, 1996 compared to  1.11 at December 31, 1995.   Management believes that the
allowance for loan losses at March 31, 1996 is adequate to cover credit losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.


NONPERFORMING ASSETS AND PAST DUE LOANS

         Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $1.1 million to $2.5 million at March 31, 1996 compared to $3.6 million at December 31, 1995. Nonperforming assets to total assets at March 31, 1996 were .41% compared to .63% at December 31, 1995.

         Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $1.9 million at March 31, 1996 from $3.0 million at December 31, 1995.

         Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company did not have any past due loans on March 31, 1996 or December 31, 1995.

         TABLE 4 details nonperforming assets, past due loans and asset quality ratios.

CREDIT QUALITY
(DOLLARS IN THOUSANDS)
TABLE 4

                                                MARCH 31,   DECEMBER 31,
                                                  1996         1995
                                               -------------------------
Nonaccrual Loans                                  $1,876       $2,993
Restructured Loans                                   636          636
                                                ---------    ----------

  TOTAL NONPERFORMING LOANS                        2,512        3,629
Other Real Estate                                      0            0
                                                ---------    ----------

  TOTAL NONPERFORMING ASSETS                       2,512        3,629
    loans past due 90 days or
    more and accruing interest                         0            0
                                                ---------    ----------

  TOTAL NONPERFORMING ASSETS AND
    LOANS PAST DUE 90 DAYS OR MORE                $2,512       $3,629
                                                =========    ==========


Total Loans at Period End (1)                   $240,366     $237,010
Allowance for Loan Losses                          4,203        4,040
Total Assets                                     613,547      578,433



ASSET QUALITY RATIOS:

Allowance for Loan Losses to
   Period end Loans                                 1.75%        1.70%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                    1.67 X       1.11 X

Total Nonperforming Loans
  to Total Loans                                    1.05%        1.53%

Total nonperforming Assets to
  Total Assets                                      0.41%        0.63%

Nonperforming Assets to Total
  Loans plus Other Real Estate                      1.05%        1.53%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                             1.05%        1.53%


(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale

ASSET/LIABILITY MANAGEMENT

LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS

         The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

         At March 31, 1996 cash, cash equivalents and securities available-for-sale totalled $230.0 million compared to $205.8 million at December 31, 1995. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. In addition, the Company's strong capital position, a large core deposit base, the quality of assets and continued earnings power will ensure that the Company's long term liquidity needs are met. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center financial institutions.

         An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios as well as the expected magnitude of the repricing of specific asset and liability categories by assigning earnings change ratios to individual balance sheet items. The Company evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon their outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan portfolio, which is mostly floating rate, as well as changes in deposit rates, which are both variable and fixed. Therefore, any negative impact of holding below market securities should be offset by increases in earnings in the loan portfolio and corresponding increases in the market value of fixed rate liabilities. Also, the securities portfolio, which has an average life of less than four years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term exposure to interest rate changes. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

         The data in TABLE 5 reflects repricing or expected maturities of various assets and liabilities at March 31, 1996. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income.

Therefore, in addition to the traditional "static gap presentation," TABLE 5 also presents interest sensitivity on an adjusted basis using Beta coefficients. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in bank deposit rates to lag movements in open market rates. It also recognizes that changes in bank money market, interest checking and savings rates do not move to the same degree as open market rates. On a cumulative one year basis at March 31, 1996, the Company had a negative beta adjusted gap of $22.0 million or (3.59)% excess interest sensitive liabilities over interest sensitive assets. A negative gap position indicates that the Company's earnings will be enhanced in a falling rate environment and earnings will be negatively impacted in a rising rate environment. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk exposure.

INTEREST RATE GAP ANALYSIS
(DOLLARS IN THOUSANDS)
TABLE 5


                                                                               MARCH 31, 1996
                                              -----------------------------------------------------------------------------------
                                                      1-90            91-180           181-365               1-5          Over 5
INTEREST-SENSITIVE ASSETS:                            Days              Days              Days             Years           Years
- - ---------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                $2,000                $0                $0                $0              $0
  Securities                                        10,277             7,825            18,146           160,280          68,691
  Mortgage Loans Held for Resale                    60,887                 0                 0                 0               0
  Loans                                            158,701             4,368             8,846            51,835          16,616
                                              -----------------------------------------------------------------------------------

    Total                                          231,865            12,193            26,992           212,115          85,307
                                              -----------------------------------------------------------------------------------

    Cumulative Totals                              231,865           244,058           271,050           483,165         568,472

INTEREST-SENSITIVE LIABILITIES:
- - ---------------------------------------

  Interest Checking Accounts                        34,777                 0                 0                 0               0
  Savings Accounts                                  44,259                 0                 0                 0               0
  Money Market Deposit Accounts                     75,502                 0                 0                 0               0
  Certificate of Deposits                           43,737            52,557            82,019            49,015          10,047
  Repurchase Agreements                             56,902                 0                 0                 0               0
  FHLB - Advances                                      500                 0               500             4,000               0
  U.S. Demand Notes                                  2,952                 0                 0                 0               0
                                              -----------------------------------------------------------------------------------

    Totals                                         258,629            52,557            82,519            53,015          10,047
                                              -----------------------------------------------------------------------------------

    Cumulative Totals                              258,629           311,186           393,705           446,720         456,767
                                              -----------------------------------------------------------------------------------

      Gap                                         ($26,764)         ($40,364)         ($55,527)         $159,100         $75,260
                                              ===================================================================================

      Cumulative Gap                              ($26,764)         ($67,128)        ($122,655)          $36,445        $111,705
                                              ===================================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .30)              24,344                 0                 0                 0               0
   Savings Accounts (beta factor .30)               30,981                 0                 0                 0               0
   Money Market Accounts (beta factor .40)          45,301                 0                 0                 0               0
                                              -----------------------------------------------------------------------------------
Cumulative Beta Adjusted Gap                       $73,862           $33,498          ($22,029)         $137,071        $212,331
                                              ===================================================================================

As Reported Information:
- - ---------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                   89.65%            78.43%            68.85%           108.16%         124.46%

Cumulative Gap/Total Assets                          -4.36%           -10.94%           -19.99%             5.94%          18.21%

Beta Adjusted Information:
- - ---------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                  146.75%           115.91%            92.48%           139.61%         159.62%

Cumulative Gap/Total Assets                          12.04%             5.46%            -3.59%            22.34%          34.61%

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                         GEORGE MASON BANKSHARES, INC.
                                  (Registrant)




Date:    May 10, 1996                  /s/ Bernard H. Clineburg
         ------------                  -------------------------------------
                                       Bernard H. Clineburg
                                       President and Chief Executive Officer



Date:    May 10, 1996                  /s/ James J. Consagra, Jr.
         ------------                  -------------------------------------
                                       James J. Consagra, Jr.
                                       Treasurer, Principal Financial and
                                       Accounting Officer