Form 10-Q
period 1996-06-30
MASON GEORGE BANKSHARES INC
filed 1996-08-13
CIK 761651

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996
                                            -------------
                         Commission file number 0-13833
                                                -------

                         GEORGE MASON BANKSHARES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         Virginia                                            54-1303470
         --------                                            ----------
(State or other jurisdiction of                              (IRS employer
incorporation or organization)                               identification no.)

11185 Main Street, Fairfax, Virginia                         22030
- -------------------------------------                        -----
(Address of principal executive office)                      (Zip Code)

(Registrant's Telephone number, including area code)         (703) 352-1100
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
                                                               -----    ----

The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 4,999,445 shares at August 8, 1996.

                         GEORGE MASON BANKSHARES, INC.



                                     INDEX




     PART I. FINANCIAL INFORMATION                                                                 PAGE
     -----------------------------                                                                 ----

     ITEM 1.              Financial Statements (Unaudited)

                          Condensed Consolidated Balance Sheets - June 30, 1996
                          and December 31, 1995                                                        3

                          Condensed Consolidated Statements of Income - Three months ended
                          June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995              4

                          Condensed Consolidated Statements of Shareholders' Equity - Six months
                          ended June 30, 1996 and 1995                                                 5

                          Condensed Consolidated Statements of Cash Flows - Six months ended
                          June 30, 1996 and 1995                                                       6

                          Notes to Condensed Consolidated Financial Statements - June 30, 1996         7

     ITEM 2.              Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                   13

     PART II. OTHER INFORMATION
     --------------------------
     ITEM 6.                      Exhibits and Reports on Form 8-K

               6(a).              The following exhibits required to be files are filed herewith:

                          11      "Computation of Earnings per Common Share," is presented as
                                  Note 6 on page 12 of the second quarter report on Form 10-Q.        12

                          27      Financial Data Schedule


               6(b).              Reports on Form 8-K.

                                  No reports on Form 8-K were filed
                                  during the quarter ended June 30, 1996.

     SIGNATURES                                                                                       30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEORGE MASON BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                    JUNE 30, 1996    DECEMBER 31, 1995
- -------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $33,466              $34,639
Federal funds sold                                                          9,000               15,000
Trading securities                                                              0                5,693
Securities available-for-sale                                             253,541              187,581
Securities held-to-maturity                                                67,068               68,660
Mortgage loans held for resale                                             59,805               55,482

Loans, net of unearned discount and loan fees                             332,304              299,558
Less: Allowance for loan losses                                            (5,687)              (5,529)
                                                                    -----------------------------------

Loans, net                                                                326,617              294,029

Bank premises and equipment, net                                            9,835                9,841
Accrued income receivable                                                   4,738                4,406
Other assets                                                                8,535                4,156
Other real estate                                                              75                  109
                                                                    -----------------------------------

TOTAL ASSETS                                                             $772,680             $679,596
                                                                    ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                 $122,845             $116,699
  Interest checking                                                        44,925               48,300
  Savings                                                                 156,593              146,413
  Time                                                                    280,136              243,052
                                                                    -----------------------------------

Total Deposits                                                            604,499              554,464

Borrowed funds                                                            102,455               60,747
Other liabilities                                                           7,040                6,060
Dividends payable                                                             548                  398
                                                                    -----------------------------------

TOTAL LIABILITIES                                                         714,542              621,669

SHAREHOLDERS' EQUITY
Preferred stock                                                                 0                    0
Common stock                                                                5,549                5,289
Surplus                                                                    37,870               35,513
Retained earnings                                                          18,486               16,415
Treasury stock and unearned ESOP                                                0                  (42)
Unrealized holding (loss) gain on securities
  available-for-sale                                                       (3,767)                 752
                                                                    -----------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                 58,138               57,927
                                                                    -----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $772,680             $679,596
                                                                    ===================================


BOOK VALUE PER SHARE*                                                      $11.63               $12.16
                                                                    ===================================


ACTUAL SHARES OUTSTANDING*                                                  4,999                4,765
                                                                    ===================================

See notes to condensed consolidated financial statements.


* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                            THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                               ENDED             ENDED             ENDED             ENDED
                                                           JUNE 30, 1996     JUNE 30, 1995     JUNE 30, 1996     JUNE 30, 1995
- ---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                          $9,349            $7,403           $18,662           $14,231
Interest on Federal funds sold and repurchase agreements                92               394               241               579
Interest on securities:
  Taxable                                                            4,080             3,575             7,877             6,959
  Tax-exempt                                                           281               229               608               456
                                                              -------------------------------------------------------------------

TOTAL INTEREST INCOME                                               13,802            11,601            27,388            22,225

INTEREST EXPENSE
Interest on deposits                                                 5,126             4,450            10,037             8,177
Interest on borrowed funds                                             745               427             1,413               795
                                                              -------------------------------------------------------------------

TOTAL INTEREST EXPENSE                                               5,871             4,877            11,450             8,972
                                                              -------------------------------------------------------------------

   NET INTEREST INCOME                                               7,931             6,724            15,938            13,253
PROVISION (RECOVERIES) FOR LOAN LOSSES                                   0               (82)              181               (47)
                                                              -------------------------------------------------------------------

  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                7,931             6,806            15,757            13,300

OTHER INCOME
  Service charges                                                      759               362             1,414               870
  Gain on sales of securities available-for-sale                        39               115               320               132
  Gain on sales of mortgage loans held for resale                    1,193               602             2,286               846
  Other                                                                340               377               784               422
                                                              -------------------------------------------------------------------
TOTAL OTHER INCOME                                                   2,331             1,456             4,804             2,270

OTHER EXPENSES
  Salaries and employee benefits                                     4,511             3,272             9,249             6,086
  Occupancy expenses                                                   753               583             1,515             1,127
  Equipment expenses                                                   532               389             1,076               711
  Other operating expenses                                           2,177             2,045             4,377             3,849
                                                              -------------------------------------------------------------------

TOTAL OTHER EXPENSES                                                 7,973             6,289            16,217            11,773
                                                              -------------------------------------------------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                2,289             1,973             4,344             3,797
INCOME TAXES                                                           667               574             1,303             1,098
                                                              -------------------------------------------------------------------

NET INCOME                                                          $1,622            $1,399            $3,041            $2,699
                                                                   ========          ========          ========          ========

EARNINGS PER SHARE*                                                  $0.32             $0.29             $0.60             $0.56
                                                                   ========          ========          ========          ========


CASH DIVIDENDS DECLARED PER SHARE *                                  $0.11             $0.09             $0.21             $0.18
                                                                   ========          ========          ========          ========


WEIGHTED AVERAGE SHARES OUTSTANDING *                                5,138             4,878             5,107             4,833
                                                                   ========          ========          ========          ========


See notes to condensed consolidated financial statements.

* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                          COMMON                             TREASURY             UNREALIZED
                                           STOCK                             STOCK &             GAIN (LOSS)
                                           SHARES       COMMON               UNEARNED  RETAINED      ON
                                        OUTSTANDING     STOCK      SURPLUS     ESOP    EARNINGS   SECURITIES    TOTAL
                                     ----------------------------------------------------------------------------------
Balance, December 31, 1994                   4,537      $5,036     $34,135   $(101)    $11,615     ($3,909)    $46,776


Net Income                                                                               2,699                   2,699

Common stock issuance                          102         113         840      42                                 995

Cash dividends declared
  ($.18 per common share)                                                                 (711)                   (711)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                  3,392       3,392
                                       --------------------------------------------------------------------------------
Balance, June 30, 1995                       4,639      $5,149     $34,975   $ (59)    $13,603     $  (517)    $53,170
                                           ========    ========    ======= ========    ========    ========    ========


Balance, December 31, 1995                   4,765      $5,289     $35,513   $ (42)    $16,415     $   752     $57,927


Net Income                                                                               3,041                   3,041

Common stock issuance                          234         260       2,357      42                               2,659

Cash dividends declared
  ($.21 per common share)                                                                 (970)                   (970)

Change in unrealized holding
 (loss) gain on securities
 available-for-sale                                                                                 (4,519)     (4,519)
                                       --------------------------------------------------------------------------------
Balance, June 30, 1996                       4,999      $5,549     $37,870   $   -     $18,486     $(3,767)    $58,138
                                           =======     =======     ======= =======     =======     ========    =======

See notes to condensed consolidated financial statements.

* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

(UNAUDITED)                                                                  SIX MONTHS          SIX MONTHS
                                                                                  ENDED               ENDED
                                                                               JUNE 30,            JUNE 30,
                                                                                   1996                1995
                                                                           ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income                                                                       $3,041              $2,699
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Net amortization of securities                                                    48                  46
   Depreciation                                                                     773                 499
   Provision (recovered provision) for loan losses                                  181                 (47)
   Gain on sale of securities  available-for-sale                                  (320)               (132)
   Benefit of deferred income taxes                                                 (49)
Change in assets and liabilities:
   Increase in mortgage loans held for resale                                    (4,323)            (22,482)
   (Increase) decrease in accrued income receivable,
    other assets and other real estate                                           (4,628)               (620)
   Increase in other liabilities                                                  1,130              (1,230)
                                                                           ---------------------------------

     Net cash used in operating activities                                       (4,147)            (21,267)
                                                                           ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES


Proceeds from sale and maturities of available-for-sale securities               82,184              32,955
Proceeds from maturities of held-to-maturity securities                           5,086               8,206
Proceeds from maturities of trading securities                                    5,693
Purchase of available-for-sale securities                                      (153,041)            (64,169)
Purchase of held-to-maturity securities                                          (3,272)             (7,167)
Net increase in loans                                                           (32,588)             (1,962)
Purchase of property and equipment                                                 (767)             (1,636)
                                                                           ---------------------------------

     Net cash used in investing activities                                      (96,705)            (33,773)
                                                                           ---------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                         50,035              45,622
Net increase in borrowed funds                                                   41,708               8,390
Net proceeds from sale of common stock                                            2,659                 995
Dividends paid                                                                     (723)               (651)
                                                                           ---------------------------------

     Net cash provided by financing activities                                   93,679              54,356
                                                                           ---------------------------------

Net decrease in cash and cash equivalents                                        (7,173)               (684)

Cash and cash equivalents at beginning of period                                 49,639              51,829
                                                                           ---------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $42,466             $51,145
                                                                           ==============   ================

    Interest paid                                                               $11,388              $9,103
                                                                           =================================

    Income taxes paid                                                            $1,426              $1,207
                                                                           =================================


See notes to condensed consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1996



NOTE 1 - ORGANIZATION

George Mason Bankshares, Inc. (the "Company") is a Virginia bank holding company that was formed in 1984 and is headquartered in Fairfax, Virginia. The Company owns all of the outstanding stock of its subsidiary bank, George Mason Bank, ("GMB"), which was incorporated in 1977 and opened for business in 1979. George Mason Mortgage Corporation, ("GMMC") is a wholly owned subsidiary of
GMB.   Additionally, the Company owns all of the outstanding stock of Mason
Holding Corporation, ("MHC") a bank holding company which acquired Palmer National Bancorp, Inc. ("PNBI"), the holding company for The Palmer National Bank ("PNB") on May 17, 1996. Each share of PNBI stock was converted into
1.08 shares of the Company's stock. Approximately 925,600 shares were exchanged, and the merger was accounted for as a pooling of interests. Accordingly, all financial data for the current and prior periods has been restated to reflect the financial position and results of operations on a consolidated basis from the earliest period presented.


NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 3
SECURITIES
(DOLLARS IN THOUSANDS)

                                                 JUNE 30, 1996
- ------------------------------------------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE
                                                   GROSS       GROSS
                                     AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                        COST       GAINS       LOSSES      VALUE
                                    ------------------------------------------------

U.S. Treasury                           $18,197          $1       ($125)    $18,073
U.S. Agencies and
   Mortgage-Backed Securities           235,409         174      (5,251)    230,332
States and Political Subdivisions         1,973           9         (19)      1,963
Other Securities                          3,099          77          (3)      3,173
                                    ------------------------------------------------

TOTAL                                  $258,678        $261     ($5,398)   $253,541
                                    ================================================


SECURITIES HELD-TO-MATURITY

U.S. Agencies and
   Mortgage-Backed Securities           $48,901        $344       ($560)    $48,685
States and Political Subdivisions        18,167         215        (299)     18,083
                                    ------------------------------------------------

TOTAL                                   $67,068        $559       ($859)    $66,768
                                    ================================================

                                                DECEMBER 31, 1995
- ------------------------------------------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE
                                                     GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                          COST       GAINS        LOSSES     VALUE
                                    ------------------------------------------------

U.S. Treasury                           $34,022        $275        ($16)    $34,281
U.S. Agencies and
   Mortgage-Backed Securities           140,698       1,306        (113)    141,891
States and Political Subdivisions         8,161         358          (7)      8,512
Other Securities                          2,811          90          (4)      2,897
                                    ------------------------------------------------

TOTAL                                  $185,692      $2,029       ($140)   $187,581
                                    ================================================

SECURITIES HELD-TO-MATURITY

U.S. Agencies and
   Mortgage-Backed Securities           $53,633      $1,055       ($123)    $54,565
States and Political Subdivisions        15,027         533         (27)     15,533
                                    ------------------------------------------------

TOTAL                                   $68,660      $1,588       ($150)    $70,098
                                    ================================================

NOTE 4
LOANS
(DOLLARS IN THOUSANDS)

                                                           JUNE 30,      DECEMBER 31,
                                                              1996            1995
- ---------------------------------------------------------------------------------------
  Commercial                                                 $96,060           $91,268
  Real Estate-Construction                                    31,328            32,614
  Real Estate-Mortgage                                       144,343           131,789
  Home Equity Lines                                           37,392            31,962
  Consumer                                                    24,142            12,874
                                                          -----------------------------

    GROSS LOANS                                              333,265           300,507
                                                          -----------------------------
  Less: Deferred loan fees and
    unearned discount                                           (961)             (949)
                                                          -----------------------------
LOANS,NET OF UNEARNED DISCOUNT AND
 DEFERRED LOAN FEES                                          332,304           299,558
                                                          -----------------------------

  Allowance for loan losses                                   (5,687)           (5,529)
                                                          -----------------------------

LOANS,NET                                                    326,617           294,029
                                                          -----------------------------

MORTGAGE LOANS HELD FOR RESALE                                59,805            55,482
                                                          -----------------------------

TOTAL LOANS, NET                                            $386,422          $349,511
                                                          =============================

NOTE 5
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                  THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                      ENDED             ENDED             ENDED             ENDED
                                                  JUNE 30, 1996     JUNE 30, 1995     JUNE 30, 1996     JUNE 30, 1995
                                                ------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD                             $5,704            $5,869            $5,529            $5,805

Provision charged to expense                                    0               (82)              181               (47)

Charge-offs:
  Commercial and other                                          2                28                42                55
  Consumer                                                      8                 7                21                 9
  Real Estate-Mortgage                                         40                 0                40                 0
  Real Estate-Construction                                      0                 0                 0                 0
                                                ------------------------------------------------------------------------

    Total Charge-offs                                          50                35               103                64

Recoveries:
  Commercial and other                                          4               (10)               26                30
  Consumer                                                      2                 4                 7                19
  Real Estate-Mortgage                                         27                53                47                53
  Real Estate-Construction                                      0                17                 0                20
                                                ------------------------------------------------------------------------

    Total Recoveries                                           33                64                80               122

Net Charge-Offs (Recoveries)                                   17               (29)               23               (58)
                                                ------------------------------------------------------------------------

BALANCE AT END OF PERIOD                                   $5,687            $5,816            $5,687            $5,816
                                                ========================================================================

Average Total Loans(1)                                   $317,789          $239,824          $310,390          $241,606

Total Loans at Period End (1)                            $332,304          $252,381          $332,304          $252,381

Ratio of net charge-offs (recoveries)
  to average total loans                                     0.01%            -0.01%             0.01%            -0.02%

Ratio of allowance for
  loan losses to total
  loans at period end                                        1.71%             2.30%             1.71%             2.30%


(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale.

NOTE 5A


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES                       PERCENT OF                   PERCENT OF
(DOLLARS IN THOUSANDS)                                         LOANS IN EACH                LOANS IN EACH
                                                                 CATEGORY TO                  CATEGORY TO
                                                    JUNE 30,           TOTAL  DECEMBER 31,          TOTAL
                                                        1996           LOANS         1995           LOANS
                                                ---------------------------------------------------------

Commercial                                            $1,124           28.4%         $706           30.3%
Consumer                                                 314            7.3%          224            4.3%
Real Estate-Mortgage                                   2,662           54.9%        3,041           54.5%
Real Estate-Construction                                 504            9.4%          729           10.9%
Unallocated                                            1,083            N/A           829            N/A
                                                ---------------------------------------------------------

TOTAL                                                 $5,687          100.0%       $5,529          100.0%
                                                =========================================================

NOTE 6
EARNINGS PER SHARE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS END            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                  1996           1995         1996             1995
- --------------------------------------------------------------------------------------  ----------------------------

PRIMARY NET INCOME PER SHARE:

Net income                                                      $1,622         $1,399       $3,041           $2,699

Stock and stock equivalents (average shares):
   Common shares outstanding                                     4,971          4,820        4,948            4,786
   Stock options (a)                                               167             58          159               47
                                                        ------------------------------  ----------------------------

Total stock and stock equivalents                                5,138          4,878        5,107            4,833
                                                        ------------------------------  ----------------------------

PRIMARY NET INCOME PER SHARE                                     $0.32          $0.29        $0.60            $0.56
                                                        ==============================  ============================

FULLY DILUTED NET INCOME PER SHARE:

Net income                                                      $1,622         $1,399       $3,041           $2,699

Stock and stock equivalents (average shares):
   Common shares outstanding                                     4,971          4,820        4,948            4,786
   Stock options (b)                                               167             63          159               63
                                                        ------------------------------  ----------------------------

Total stock and stock equivalents                                5,138          4,883        5,107            4,849
                                                        ------------------------------  ----------------------------

FULLY DILUTED NET INCOME PER SHARE                               $0.32          $0.29        $0.60            $0.56
                                                        ==============================  ============================

(a) Shares were assumed to be repurchased at the average closing stock prices for the three month and six months periods ended June 30, 1996 and 1995.

(b) Shares were assumed to be repurchased at the June 28, 1996 closing price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Effective May 17, 1996, Palmer National Bancorp, Inc., the holding company for Palmer National Bank, merged into Mason Holding Corporation, a subsidiary of George Mason Bankshares, Inc. The merger was accounted for as a pooling of interests. Accordingly, all financial data for the current and prior periods has been restated to reflect the financial position and results of operations on a consolidated basis from the earliest period presented.

FINANCIAL SUMMARY

            Net income for the three months ended June 30, 1996 increased by 15.9% over the same period last year, despite $262 thousand in non-recurring merger expenses. Net income totalled $1.62 million or $.32 per share for the quarter compared to $1.40 million or $.29 per share for the second quarter of 1995. Returns on average assets and average equity for the second quarter of 1996 were .93% and 10.67%, respectively, compared to .98% and 10.48% for the same period in 1995. Net income for the first six months of 1996 was $3.04 million compared to $2.70 million for the first half of 1995, representing an increase of 12.7%. Year-to-date merger expenses totalled $368 thousand. Earnings per share for the comparable six month periods of 1996 and 1995 were $.60 and $.56, respectively.

            Contributing to the increase in earnings for the second quarter and first six months of 1996 were improvements in net interest income, increased gains on sales of mortgage loans held for resale, and growth in service charges and other fees. The improvements in earnings were partially offset by increases in the provision for loan losses, salaries and employee benefits, merger related expenses and other overhead costs incurred in support of the Company's growth strategy.

             The Company continued to experience significant growth as total assets increased to $772.7 million at June 30, 1996 compared to $679.6 million at December 31, 1995 representing an increase of $93.1 million or 13.7%. Loan demand continued to improve as loans (net of unearned income) increased by $32.7 million to $332.3 million at June 30, 1996 compared to $299.6 million at year-end 1995. Total deposits were $604.5 million at the end of the quarter compared to $554.5 million at December 31, 1995, representing an increase of 9.0%.

            Shareholders' equity at June 30, 1996 totalled $58.1 million compared to $57.9 million at December 31, 1995. Book value per share of common stock on June 30, 1996 was $11.63 per share compared to $12.16 per share at December 31, 1995. The decrease in the book value per share was attributable to a decline in the fair value of the securities available-for-sale portfolio.

EARNINGS ANALYSIS

NET INTEREST INCOME

            Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income on a fully taxable equivalent basis totalled $8.1 million for the second quarter of 1996 compared to $6.9 million for the second quarter of 1995, while net interest income for the first six months of 1996 totalled $16.3 million compared to $13.5 million for the same period in 1995, representing an increase of 20.3%. The improvements in net interest income were attributable to a higher volume of earning assets which was partially offset by a tightening of the spread between interest rates earned on loans, securities, federal funds sold and other investments, and the rates paid on deposits and borrowed funds. TABLE 2 and TABLE 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

            The Company's net interest margin for the quarter ended June 30, 1996 decreased to 4.92% from 5.11% for the second quarter of 1995. The decline in the net interest margin for the second quarter was the result of a decline in the yield on earning assets of 25 basis points which was partially offset by a 5 basis point reduction in the cost to fund these earning assets. The net interest margin for the first six months of 1996 declined to 5.07% compared to 5.22% for the same period in 1995. The drop in the net interest margin percentage was attributable to a small increase in the Company's cost of funds combined with a decrease in the yield on earning assets. The increase in the Company's cost of funds was partially the result of a shift of approximately $10 million from money market accounts, which were paying a lower rate of interest to savings accounts, customer repurchase agreements and certificates of deposit which were paying a substantially higher rate. In addition, the majority of new funds received were in certificates of deposit, savings accounts and customer repurchase agreements.

            In the first six months of 1996, average earning assets increased by $123.5 million or 23.6% to $645.6 million compared to $522.2 million for the first six months of 1995. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $361.5 million for the first six months of 1996 compared to $266.1 million for the first six months of 1995. The growth in earning assets was primarily funded by an increase in certificates of deposit and savings accounts as average interest bearing deposits increased to $452.7 million in the first six months of 1996 from $376.5 million for the same period in 1995, representing an increase of 20.2%. Average demand deposits rose by 18.5% to $101.6 million for the first six months of 1996 from $85.7 million during the same period last year. TABLE 1 and TABLE 1A present an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1

                                                   THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                                       JUNE 30, 1996                                      JUNE 30, 1995
                                                    ------------------                                 ------------------

                                         AVERAGE                           AVERAGE            AVERAGE                       AVERAGE
                                         BALANCE         INTEREST            RATE             BALANCE       INTEREST          RATE
                                       ----------------------------------------------    ------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities                  $16,478             $240        5.86%               $42,683           $624       5.86%
  Federal Agency and
    Mortgage-Backed Securities              241,652            3,772        6.28%               170,775          2,809       6.60%
  State and Political
    Subdivision Securities (1)               20,315              406        8.04%                17,200            343       8.00%
  Other Investments                           3,310               53        6.44%                 2,706             40       5.93%
                                       ----------------------------------------------    ------------------------------------------

    Total Securities                        281,755            4,471        6.38%               233,364          3,816       6.56%

  Trading Account                             2,751               30        4.39%                 5,448            104       7.66%


Loans: (3)
  Commercial (1)                             97,845            2,635       10.83%               117,248          2,929      10.02%
  Real Estate-Construction                   33,931              664        7.87%                37,917          1,168      12.36%
  Real Estate-Mortgage (2)                  219,995            5,681       10.39%               113,356          3,183      11.26%
  Consumer                                   19,542              391        8.05%                 6,422            158       9.87%
                                       ----------------------------------------------    ------------------------------------------

     Total Loans                            371,313            9,371       10.15%               274,943          7,438      10.85%

  Federal Funds Sold                          6,197               92        5.97%                26,246            394       6.02%
                                       ----------------------------------------------    ------------------------------------------



  Total Interest-Earning Assets             662,016           13,964        8.48%               540,001         11,752       8.73%

Noninterest-Earning Assets:
  Cash and Due from Banks                    25,691                                              21,576
  Other Assets                               17,786                                              16,844
  Allowance for Loan Losses                  (5,693)                                             (5,890)
  Deferred Loan Fees                         (1,549)                                               (812)
                                       -------------                                     ---------------

  Total Noninterest-Earning Assets           36,235                                              31,718
                                       -------------                                     ---------------

Total Assets                               $698,251                                            $571,719
                                       =============                                     ===============

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

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1 (CONTINUED)


                                                   THREE MONTHS ENDED                              THREE MONTHS ENDED
                                                      JUNE 30, 1996                                  JUNE 30, 1995
                                                   ------------------                              ------------------

                                            AVERAGE                        AVERAGE             AVERAGE                     AVERAGE
                                            BALANCE      INTEREST            RATE              BALANCE     INTEREST          RATE
                                       ---------------------------------------------     -------------------------------------------

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                $45,140             $236          2.10%            $44,610           $292         2.63%
  Money Market Deposits                     105,478              781          2.98%            115,417            950         3.30%
  Savings Deposits                           53,494              571          4.29%             19,861            205         4.14%
  Certificates of Deposit
    $100,000 and over                        68,736              913          5.34%             38,999            585         6.02%
  Certificates of Deposit                   192,863            2,625          5.47%            173,103          2,418         5.60%
                                       ---------------------------------------------     -------------------------------------------

  Total Interest-Bearing Deposits           465,711            5,126          4.43%            391,990          4,450         4.55%

Borrowed Funds                               65,576              745          4.57%             38,235            427         4.48%
                                       ---------------------------------------------     -------------------------------------------

  Total Interest-Bearing Liabilities        531,287            5,871          4.44%            430,225          4,877         4.55%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                     100,500                                             86,896
  Other Liabilities                           7,343                                              3,258
                                       -------------                                     --------------
  Total Noninterest-Bearing
   Liabilities                              107,843                                             90,154
                                       -------------                                     --------------

Total Liabilities                           639,130                                            520,379
Shareholders' Equity                         59,121                                             51,340
                                       -------------                                     --------------
Total Liabilities and Shareholders'
   Equity                                  $698,251                                           $571,719
                                       =============                                     ==============
Interest Spread                                                               4.05%                                           4.18%
                                       ---------------------------------------------     -------------------------------------------

Net Interest Margin                                           $8,093          4.92%                            $6,875         5.11%
                                       =============================================     ===========================================

Cost to Fund Earning Assets                                                   3.57%                                           3.62%
                                                                         ===========                                     ===========


Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)


(DOLLARS IN THOUSANDS)                                                           FROM THE THREE MONTHS ENDED
TABLE 2                                                                             JUNE 30, 1996 TO THE
                                                                                     THREE MONTHS ENDED
                                                                                        JUNE 30, 1995
                                                                                        CHANGE DUE TO:
                                                                                  ---------------------------


                                                                       TOTAL
                                                                       INCREASE
                                                                      (DECREASE)                RATE                  VOLUME
                                                                  ---------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                                                   ($384)                     ($1)              ($383)
  Federal Agency and
    Mortgage-Backed Securities                                                963                     (203)              1,166
 State and Political                                                                                                         0
    Subdivision Securities (1)                                                 63                        1                  62
 Other Investments                                                             13                        4                   9
                                                                  ----------------

  Total Securities                                                            655                     (136)                791

Trading Account                                                               (74)                     (23)                (51)


Loans: (3)
  Commercial (1)                                                             (294)                     191                (485)
  Real Estate-Construction                                                   (504)                    (381)               (123)
  Real Estate-Mortgage (2)                                                  2,498                     (496)              2,994
  Consumer                                                                    233                      (90)                323
                                                                  ----------------

  Total Loans                                                               1,933                     (674)              2,607

Federal Funds Sold                                                           (302)                      (1)               (301)
                                                                  ----------------


Total interest income                                                       2,212                     (443)              2,655
                                                                  ----------------

Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                                  (56)                     (59)                  3
  Money Market Deposits                                                      (169)                     (87)                (82)
  Savings Deposits                                                            366                       19                 347
  Certificates of Deposit
    $100,000 and over                                                         328                     (118)                446
  Certificates of Deposit                                                     207                      (69)                276
                                                                  ----------------

  Total Interest-Bearing Deposits                                             676                     (161)                837

Borrowed Funds                                                                318                       13                 305
                                                                  ----------------

Total interest expense                                                        994                     (152)              1,146
                                                                  ----------------

Net interest income                                                        $1,218                    ($335)             $1,553
                                                                  ================



**  Variances are computed on a line-by-line basis and are non-additive.
    The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.

(2) Includes Mortgage Loans Held for Resale and Home Equity Lines of Credit.

(3) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A

                                                          SIX MONTHS ENDED                             SIX MONTHS ENDED
                                                            JUNE 30, 1996                               JUNE 30, 1995
                                                          ----------------                             ----------------

                                                 AVERAGE                   AVERAGE            AVERAGE                   AVERAGE
                                                 BALANCE       INTEREST     RATE              BALANCE        INTEREST     RATE
                                             ---------------------------------------    -----------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities                       $19,365           $550     5.71%              $44,423         $1,181     5.36%
  Federal Agency and
    Mortgage-Backed Securities                   227,231          7,160     6.34%              167,143          5,446     6.57%
  State and Political
    Subdivision Securities (1)                    22,574            893     7.96%               16,400            687     8.45%
  Other Investments                                3,096            100     6.50%                2,704            104     7.76%
                                             ------------------------------------------------------------------------------------

    Total Securities                             272,266          8,703     6.43%              230,670          7,418     6.49%

  Trading Account                                  4,160             67     3.24%                5,393            223     8.34%


Loans: (3)
  Commercial (1)                                  99,328          5,212     10.55%             115,584          5,793     10.11%
  Real Estate-Construction                        29,732          1,390     9.40%               37,271          2,498     13.52%
  Real Estate-Mortgage (2)                       215,517         11,424     10.66%             106,773          5,667     10.70%
  Consumer                                        16,886            682     8.12%                6,447            312     9.76%
                                             ---------------------------------------    -----------------------------------------

     Total Loans                                 361,463         18,708     10.41%             266,075         14,270     10.82%

  Federal Funds Sold                               7,753            241     6.25%               20,052            579     5.82%
                                             ---------------------------------------    -----------------------------------------


  Total Interest-Earning Assets                  645,642         27,719     8.63%              522,190         22,490     8.69%

Noninterest-Earning Assets:
  Cash and Due from Banks                         25,121                                        21,833
  Other Assets                                    19,195                                        15,974
  Allowance for Loan Losses                       (5,651)                                       (5,863)
  Deferred Loan Fees                              (1,439)                                         (931)
                                             -----------                                   -----------

  Total Noninterest-Earning Assets                37,226                                        31,013
                                             -----------                                   -----------

Total Assets                                    $682,868                                      $553,203
                                             ===========                                   ===========

(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.

(2) Includes Mortgage Loans held for Resale and Home Equity Lines of Credit.

(3) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A  (CONTINUED)

                                                         SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                          JUNE 30, 1996                              JUNE 30, 1995
                                                         ----------------                           ----------------

                                                 AVERAGE                  AVERAGE           AVERAGE                  AVERAGE
                                                 BALANCE     INTEREST       RATE            BALANCE     INTEREST       RATE
                                           ---------------------------------------     --------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                     $45,411           $482    2.13%            $44,582           $582    2.63%
  Money Market Deposits                          106,947          1,589    2.99%            116,882          1,869    3.22%
  Savings Deposits                                46,988          1,000    4.28%             18,746            333    3.58%
  Certificates of Deposit
    $100,000 and over                             66,165          1,773    5.39%             36,424          1,029    5.70%
  Certificates of Deposit                        187,205          5,193    5.58%            159,853          4,363    5.50%
                                           ---------------------------------------     --------------------------------------

  Total Interest-Bearing Deposits                452,716         10,037    4.46%            376,487          8,176    4.38%

Borrowed Funds                                    61,938          1,413    4.59%             36,599            791    4.36%
                                           ---------------------------------------     --------------------------------------

  Total Interest-Bearing Liabilities             514,654         11,450    4.47%            413,086          8,967    4.38%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                          101,600                                     85,734
  Other Liabilities                                6,928                                      3,927
                                           --------------                              -------------
  Total Noninterest-Bearing
   Liabilities                                   108,528                                     89,661
                                           --------------                              -------------

Total Liabilities                                623,182                                    502,747
Shareholders' Equity                              59,686                                     50,456
                                           --------------                              -------------
Total Liabilities and Shareholders'
   Equity                                       $682,868                                   $553,203
                                           ==============                              =============
Interest Spread                                                            4.17%                                      4.31%
                                           ---------------------------------------     --------------------------------------

Net Interest Margin                                             $16,269    5.07%                           $13,523    5.22%
                                           =======================================     ======================================

Cost to Fund Earning Assets                                                3.57%                                      3.46%
                                                                        ==========                                ===========


Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)


(DOLLARS IN THOUSANDS)                                           FROM THE SIX MONTHS ENDED
TABLE 2A                                                           JUNE 30, 1996 TO THE
                                                                     SIX MONTHS ENDED
                                                                      JUNE 30, 1995
                                                                       CHANGE DUE TO:
                                                                 -------------------------
                                                  TOTAL
                                                 INCREASE
                                                (DECREASE)                   RATE                     VOLUME
                                             -------------------------------------------------------------------

Interest Income:
Securities:
 U.S. Treasury Securities                           ($631)                     $35                     ($666)
  Federal Agency and
    Mortgage-Backed Securities                      1,714                     (244)                    1,958
 State and Political
    Subdivision Securities (1)                        206                      (53)                      259
 Other Investments                                    (4)                      (19)                       15
                                                ----------
  Total Securities                                  1,285                      (53)                    1,338

Trading Account                                      (156)                    (105)                      (51)


Loans: (3)
  Commercial (1)                                     (581)                     234                      (815)
  Real Estate-Construction                         (1,108)                    (603)                     (505)
  Real Estate-Mortgage (2)                          5,757                      (15)                    5,772
  Consumer                                            370                     (135)                      505
                                                ----------
  Total Loans                                       4,438                     (678)                    5,116

Federal Funds Sold                                   (338)                      17                      (355)
                                                ----------


Total interest income                               5,229                      (88)                    5,317
                                                ----------

Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                         (100)                    (111)                       11
  Money Market Deposits                              (280)                    (121)                     (159)
  Savings Deposits                                    667                      165                       502
  Certificates of Deposit
    $100,000 and over                                 744                      (96)                      840
  Certificates of Deposit                             830                       83                       747
                                                ----------
  Total Interest-Bearing Deposits                   1,861                      206                     1,655

Borrowed Funds                                        622                       74                       548
                                                ----------
Total interest expense                              2,483                      278                     2,205
                                                ----------
Net interest income                                $2,746                    ($451)                   $3,197
                                                 =========



**  Variances are computed on a line-by-line basis and are non-additive.
    The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.

(2) Includes Mortgage Loans Held for Resale and Home Equity Lines of Credit.

(3) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

            No provision for loan losses was required for the three months ended June 30, 1996. This compares to a recovery of the provision of $82 thousand for the same quarter last year. The provision for loan losses for the first six months of 1996 totaled $181 thousand compared to a recovery of the provision of $47 thousand for the same period last year. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

GAIN ON SALES OF MORTGAGE LOANS HELD FOR RESALE

            Gain on sales of mortgage loans held for resale for the second quarter of 1996 totalled $1.19 million compared to $602 thousand for the same period last year, an increase of $591 thousand or 98.2%. Gain on sales of loans held for resale for the first six months of 1996 increased to $2.29 million from $846 thousand for the same period last year, representing an increase of 170.2%. The increased activity in loans held for resale is attributable to the strategic expansion of GMMC which originates loans for single family, owner occupied residences which are to be sold in the secondary market.

GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE

            Gain on sales of securities available-for-sale totalled $320 thousand for the first six months of 1996 compared to $132 thousand for the same period last year. The securities were sold in response to changes in market interest rates, liquidity needs and other general asset/liability considerations.

OTHER NONINTEREST INCOME

            Service charges on deposit accounts for the second quarter of 1996 totalled $759 thousand compared to $362 thousand for the second quarter of 1996, an increase of 109.7%. Service charge income for the first six months of 1996 increased to $1.4 million compared to $870 thousand for the same period last year an increase of 62.5%. The increase in service charge income was primarily attributable to the Company's growing deposit base. The Company currently derives most of its service fee income from checking, money market and NOW accounts.

NONINTEREST EXPENSES

            In support of the Company's strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, merger related expenses and other overhead totalled $16.2 million for the first six months of 1996, compared to $11.8 million for the same period in 1995, representing an increase of $4.4 million or 37.8%. Noninterest expenses for the second quarter of 1996 totalled $8.0 million compared to $6.3 million for the second quarter of 1995, representing an increase of 26.8%.

            The single largest increase in year-to-date noninterest expenses was attributable to commissions and salaries expense at GMMC. GMMC opened three new offices during 1995 and recently opened its first Maryland office in Montgomery County. GMMC's employee related expenses totalled $4.2 million for the first six months of 1996, compared to $1.7 million for the first six months of 1995, an increase of 141.8%. This $2.5 million increase in salary expense at GMMC, accounted for 55.6% of the total increase in noninterest expenses. Additionally, the Company incurred significant merger related costs in conjunction with the acquisition of PNBI. Year-to-date merger related expenses totalled $368 thousand of which $262 thousand were incurred in the second quarter. Other increased expenses in 1996 were attributable to the opening of two new banking centers during the latter part of 1995, two new banking center during 1996, the opening of an off-site automated teller machine ("ATM") and the addition of qualified personnel to provide operational support.

CAPITAL RESOURCES

            Shareholders' equity on June 30, 1996 was $58.1 million compared to $57.9 million on December 31, 1995.

            Factors contributing to the increase in shareholders' equity were the retention of net income, as well as new shares issued through the Company's employee stock plans and the dividend reinvestment plan, reduced by the Company's regular quarterly cash dividend and unrealized losses sustained in the securities available-for-sale portfolio. The primary factor contributing to the decline in equity was the unrealized losses sustained in the securities available-for-sale portfolio. The decline in the unrealized holding gain (loss) on securities available-for-sale amounted to $4.5 million (net of tax) from December 31, 1995 to June 30, 1996. The effect of the unrealized losses in the securities available-for-sale portfolio reduced book value by $.75 per share on June 30, 1996. For a detailed discussion of the impact on earnings from holding below market securities, see" Asset/Liability Management."

            Cash dividends declared for the first six months of 1996 amounted to $.21 per share compared to $.18 per share for the first half of 1995.

            At June 30, 1996, the Company's Tier 1 and total risk-based capital ratios were 12.77% and 13.95%, respectively, compared to 13.70% and 14.95% at December 31, 1995. The Company's leverage ratio was 8.84% at June 30, 1996 compared to 8.76% at December 31, 1995. The Company's capital structure places it above the Federal Reserve Board's guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business. TABLE 3 details the various components of shareholders' equity.

SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

TABLE 3                                                               JUNE 30,              DECEMBER 31,
                                                                        1996                   1995
                                                                 ---------------------------------------
TIER 1 CAPITAL:

Common Stock                                                            $5,549                  $5,289
Surplus                                                                 37,870                  35,513
Retained Earnings                                                       18,486                  16,415
Treasury stock and unearned ESOP                                                                   (42)
Unrealized holding (losses) gains on securities
 available-for-sale                                                     (3,767)                    752
                                                                 ---------------------------------------

  Total Shareholders' Equity                                            58,138                  57,927


Less: unrealized holding losses (gains) on securities
      available-for-sale                                                 3,767                    (752)
Less: disallowed intangibles                                              (230)                   (256)
                                                                 ---------------------------------------

     TOTAL TIER 1 CAPITAL                                               61,675                  56,919

TIER 2 CAPITAL:

Qualifying allowance for loan losses                                     5,687                   5,195
                                                                 ---------------------------------------

     TOTAL TIER 2 CAPITAL                                                5,687                   5,195
                                                                 ---------------------------------------

TOTAL RISK-BASED CAPITAL                                               $67,362                 $62,144
                                                                 =======================================


Risk Weighted Assets                                                  $482,846                $415,559
                                                                 =======================================

RATIOS:

Tier 1 Capital to risk weighted assets                                   12.77%                  13.70%
Tier 2 Capital to risk weighted assets                                    1.18%                   1.25%
                                                                 ---------------------------------------

Total risk-based capital ratio                                           13.95%                  14.95%
                                                                 =======================================
Leverage Ratio-Tier 1 Capital to quarterly
   average assets less intangibles                                        8.84%                   8.76%
                                                                 =======================================


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

             The ratio of allowance for loan losses to total loans at June 30,
1996 was 1.71% compared to 1.85% at December 31, 1995. The coverage multiple of allowance for loan losses to nonperforming loans was 1.79 at June 30, 1996
compared to  1.47 at December 31, 1995.   Management believes that the
allowance for loan losses at June 30, 1996 is adequate to cover credit losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

NONPERFORMING ASSETS AND PAST DUE LOANS

            Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $624 thousand to $3.3 million at June 30, 1996 compared to $3.9 million at December 31, 1995. Nonperforming assets to total assets at June 30, 1996 were .42% compared to .57% at December 31, 1995.

            Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $2.4 million at June 30, 1996 from $3.0 million at December 31, 1995.

            Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company did not have any past due loans on June 30, 1996 or December 31, 1995.

            TABLE 4 details nonperforming assets, past due loans and asset quality ratios.

CREDIT QUALITY
(DOLLARS IN THOUSANDS)
TABLE 4

                                                            JUNE 30,          DECEMBER 31,
                                                              1996                1995
                                                          ---------------------------------

Nonaccrual Loans                                               $2,442              $3,024
Restructured Loans                                                736                 744
                                                          ---------------------------------

  TOTAL NONPERFORMING LOANS                                     3,178               3,768

Other Real Estate                                                  75                 109
                                                          ---------------------------------

  TOTAL NONPERFORMING ASSETS                                    3,253               3,877


Loans past due 90 days or
  more and accruing interest                                        0                   0
                                                          ---------------------------------
  TOTAL NONPERFORMING ASSETS AND
    LOANS PAST DUE 90 DAYS OR MORE                             $3,253              $3,877
                                                          =================================

Total Loans at Period End (1)                                $332,304            $299,558

Allowance for Loan Losses                                       5,687               5,529

Total Assets                                                  772,680             679,596



ASSET QUALITY RATIOS:

Allowance for Loan Losses to
   Period End Loans                                              1.71%               1.85%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                                  1.79X               1.47X

Total Nonperforming Loans
  to Total Loans                                                 0.96%               1.26%

Total Nonperforming Assets to
  Total Assets                                                   0.42%               0.57%

Nonperforming Assets to Total
  Loans plus Other Real Estate                                   0.98%               1.29%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                          0.98%               1.29%

(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale.

ASSET/LIABILITY MANAGEMENT

LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS

            The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

            At June 30, 1996 cash, cash equivalents, trading securities and securities available-for-sale totalled $296.0 million compared to $242.9 million at December 31, 1995. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. In addition, the Company's strong capital position, a large core deposit base, the quality of assets and continued earnings power will ensure that the Company's long term liquidity needs are met. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center financial institutions.

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

            The data in TABLE 5 reflects repricing or expected maturities of various assets and liabilities at June 30, 1996. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income.

Therefore, in addition to the traditional "static gap presentation," TABLE 5 also presents interest sensitivity on an adjusted basis using Beta coefficients. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in bank deposit rates to lag movements in open market rates. It also recognizes that changes in bank money market, interest checking and savings rates do not move to the same degree as open market rates. On a cumulative one year basis at June 30, 1996, the Company had a negative beta adjusted gap of $14.0 million or (1.82)% excess interest sensitive liabilities over interest sensitive assets. A negative gap position indicates that the Company's earnings will be enhanced in a falling rate environment and earnings will be negatively impacted in a rising rate environment. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk exposure.

INTEREST RATE GAP ANALYSIS
(DOLLARS IN THOUSANDS)
TABLE 5

                                                                              JUNE 30, 1996
                                                    ----------------------------------------------------------------------------
                                                         1-90          91-180          181-365             1-5           Over 5
INTEREST-SENSITIVE ASSETS:                               Days            Days             Days           Years            Years
- --------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                   $9,000              $0               $0              $0               $0
  Securities                                            9,652          14,785           12,881         221,213           67,215
  Mortgage Loans Held for Resale                       59,805               0                0               0                0
  Loans                                               177,525           6,607           20,656          99,717           27,799
                                                    ----------------------------------------------------------------------------

    Total                                             255,982          21,392           33,537         320,930           95,014
                                                    ----------------------------------------------------------------------------

    Cumulative Totals                                 255,982         277,374          310,911         631,841          726,855

INTEREST-SENSITIVE LIABILITIES:


  Interest Checking Accounts                           44,925               0                0               0                0
  Savings Accounts                                     57,599               0                0               0                0
  Money Market Deposit Accounts                        98,994               0                0               0                0
  Certificate of Deposits                              53,539          63,464           62,365          91,541            9,239
  Repurchase Agreements  & Federal Funds               74,209               0                0               0                0
  FHLB - Advances                                           0          20,000              500           4,000                0
  U.S. Demand Notes                                     3,747               0                0               0                0
                                                    ----------------------------------------------------------------------------

    Totals                                            333,013          83,464           62,865          95,541            9,239
                                                    ----------------------------------------------------------------------------

    Cumulative Totals                                 333,013         416,477          479,342         574,883          584,122
                                                    ----------------------------------------------------------------------------

      Gap                                            ($77,031)       ($62,072)        ($29,328)       $225,389          $85,775
                                                    ============================================================================


      Cumulative Gap                                 ($77,031)      ($139,103)       ($168,431)        $56,958         $142,733
                                                    ============================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .15)                 38,186               0                0               0                0
   Savings Accounts (beta factor .10)                  51,839               0                0               0                0
   Money Market Accounts (beta factor .35)             64,346               0                0               0                0

                                                    ----------------------------------------------------------------------------
Cumulative Beta Adjusted Gap                          $77,340         $15,268         ($14,060)       $211,329         $297,104
                                                    ============================================================================

As Reported Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                      76.87%          66.60%           64.86%         109.91%          124.44%

Cumulative Gap/Total Assets                             -9.97%         -18.00%          -21.80%           7.37%           18.47%

Beta Adjusted Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                     143.29%         105.83%           95.67%         150.26%          169.13%

Cumulative Gap/Total Assets                             10.01%           1.98%           -1.82%          27.35%           38.45%


                                   SIGNATURES


                 Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                        GEORGE MASON BANKSHARES, INC.
                                 (Registrant)




Date:   August 13, 1996                 /s/ Bernard H. Clineburg
        ---------------                 ----------------------------------------
                                        Bernard H. Clineburg
                                        President and Chief Executive Officer



Date:   August 13, 1996                 /s/ James J. Consagra, Jr.
        ---------------                 ----------------------------------------
                                        James J. Consagra, Jr.
                                        Treasurer, Principal Financial and
                                        Accounting Officer