Form 10-Q
period 1996-09-30
MASON GEORGE BANKSHARES INC
filed 1996-11-14
CIK 761651

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996
                                          ------------------
                         Commission file number 0-13833
                                                -------

                         GEORGE MASON BANKSHARES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         Virginia                                        54-1303470
         --------                                        ----------
(State or other jurisdiction of                          (IRS employer
incorporation or organization)                           identification no.)

11185 Main Street, Fairfax, Virginia                     22030
-------------------------------------                    -----
(Address of principal executive office)                  (Zip Code)


(Registrant's Telephone number, including area code)     (703) 352-1100
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
                                                ----    ----

The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 5,025,868 shares at November 1, 1996.

                         GEORGE MASON BANKSHARES, INC.
                                     INDEX

PART I. FINANCIAL INFORMATION                                                                                  PAGE
-----------------------------                                                                                  ----
ITEM 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets - September 30, 1996
                 and December 31, 1995                                                                          3

                 Condensed Consolidated Statements of Income - Three months ended
                 September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995                     4

                 Condensed Consolidated Statements of Shareholders' Equity - Nine months
                 ended September 30, 1996 and 1995                                                              5

                 Condensed Consolidated Statements of Cash Flows - Nine months ended
                 September 30, 1996 and 1995                                                                    6

                 Notes to Condensed Consolidated Financial Statements - September 30, 1996                      7

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                     13

PART II. OTHER INFORMATION
--------------------------

ITEM 6.                   Exhibits and Reports on Form 8-K

      6(a).               The following exhibits required to be filed are filed herewith:

                 11       "Computation of Earnings per Common Share," is presented as
                          Note 6 on page 12 of the third quarter report on Form 10-Q.                          12

                 27       Financial Data Schedule


      6(b).               Reports on Form 8-K

                          A report on Form 8-K was filed on July 25, 1996. The report on Form 8-K covered the Press Release of George Mason Bankshares, Inc. issued on
                          July 16, 1996 announcing earnings for the second quarter and the first half of 1996.

SIGNATURES                                                                                                     31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


GEORGE MASON BANKSHARES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                                 1996                  1995
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $39,353               $34,639
Federal funds sold                                                             25,000                15,000
Trading securities                                                                  0                 5,693
Securities available-for-sale                                                 277,957               187,581
Securities held-to-maturity                                                    65,929                68,660
Mortgage loans held for resale                                                 58,365                55,482

Loans, net of unearned discount and loan fees                                 362,562               299,558
Less: Allowance for loan losses                                                (5,662)               (5,529)
                                                                       -------------------------------------
Loans, net                                                                    356,900               294,029

Bank premises and equipment, net                                                9,677                 9,841
Accrued income receivable                                                       5,397                 4,406
Other assets                                                                    8,396                 4,156
Other real estate                                                                 532                   109
                                                                       -------------------------------------
TOTAL ASSETS                                                                 $847,506              $679,596
                                                                       =====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                     $121,733              $116,699
  Interest checking                                                            45,380                48,300
  Savings                                                                     161,613               146,413
  Time                                                                        334,350               243,052
                                                                       -------------------------------------
Total Deposits                                                                663,076               554,464

Borrowed funds                                                                114,817                60,747
Other liabilities                                                               8,356                 6,060
Dividends payable                                                                 603                   398
                                                                       -------------------------------------
TOTAL LIABILITIES                                                             786,852               621,669

SHAREHOLDERS' EQUITY
Preferred stock                                                                     0                     0
Common stock                                                                    5,567                 5,289
Surplus                                                                        38,283                35,513
Retained earnings                                                              19,692                16,415
Treasury stock and unearned ESOP                                                    0                   (42)
Unrealized holding (loss) gain on securities available-for-sale                (2,888)                  752
                                                                       -------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     60,654                57,927
                                                                       -------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $847,506              $679,596
                                                                       =====================================



BOOK VALUE PER SHARE *                                                         $12.09                $12.16
                                                                       =====================================



ACTUAL SHARES OUTSTANDING *                                                     5,015                 4,765
                                                                       =====================================

See notes to condensed consolidated financial statements.


* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                      THREE MONTHS        THREE MONTHS         NINE MONTHS         NINE MONTHS
                                                          ENDED               ENDED               ENDED               ENDED
                                                   SEPTEMBER 30, 1996  SEPTEMBER 30, 1995  SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                     $8,735              $6,941             $24,641             $19,994
Interest on Federal funds sold and
  repurchase agreements                                           139                 226                 380                 805
Interest on securities:
  Taxable                                                       5,110               3,833              12,987              10,792
  Tax-exempt                                                      272                 293                 880                 749
                                                  --------------------------------------------------------------------------------

TOTAL INTEREST INCOME                                          14,256              11,293              38,888              32,340

INTEREST EXPENSE
Interest on deposits                                            5,923               4,761              15,960              12,938
Interest on borrowed funds                                      1,137                 564               2,550               1,359
                                                  --------------------------------------------------------------------------------

TOTAL INTEREST EXPENSE                                          7,060               5,325              18,510              14,297
                                                  --------------------------------------------------------------------------------

  NET INTEREST INCOME                                           7,196               5,968              20,378              18,043
PROVISION (RECOVERIES) FOR LOAN LOSSES                              0                 (50)                181                 (97)
                                                  --------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION
    (RECOVERIES) FOR LOAN LOSSES                                7,196               6,018              20,197              18,140

OTHER INCOME
  Service charges                                                 687                 551               2,101               1,362
  Gain on sales of securities available-for-sale                    8                  89                 328                 221
  Gain on sales of mortgage loans held for resale               2,533               2,167               7,575               4,191
  Other                                                           307                 382               1,091                 863
                                                  --------------------------------------------------------------------------------
TOTAL OTHER INCOME                                              3,535               3,189              11,095               6,637

OTHER EXPENSES
  Salaries and employee benefits                                4,833               4,176              14,082              10,262
  Occupancy expenses                                              784                 638               2,299               1,765
  Equipment expenses                                              551                 375               1,627               1,086
  Other operating expenses                                      1,939               1,882               6,316               5,731
                                                  --------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                                            8,107               7,071              24,324              18,844
                                                  --------------------------------------------------------------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                           2,624               2,136               6,968               5,933
INCOME TAXES                                                      815                 608               2,118               1,706
                                                  --------------------------------------------------------------------------------

NET INCOME                                                     $1,809              $1,528              $4,850              $4,227
                                                           ==========          ==========          ==========          ==========

EARNINGS PER SHARE *                                            $0.35               $0.31               $0.95               $0.87
                                                           ==========          ==========          ==========          ==========


CASH DIVIDENDS DECLARED PER SHARE *                             $0.12               $0.09               $0.33               $0.27
                                                           ==========          ==========          ==========          ==========


WEIGHTED AVERAGE SHARES OUTSTANDING *                           5,148               4,959               5,116               4,875
                                                           ==========          ==========          ==========          ==========

See notes to condensed consolidated financial statements.

* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                     COMMON                                   TREASURY                   UNREALIZED
                                     STOCK                                     STOCK &                   GAIN (LOSS)
                                     SHARES         COMMON                    UNEARNED     RETAINED          ON
                                  OUTSTANDING *      STOCK      SURPLUS         ESOP       EARNINGS      SECURITIES       TOTAL
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 1994            4,537     $     5,036  $    34,135    $     (101)  $    11,615   $    (3,909)   $    46,776


Net Income                                                                                     4,227                        4,227

Common stock issuance                   349             387        1,102            39                                      1,528

Cash dividends declared
  ($.27 per common share)                                                                     (1,077)                      (1,077)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                          3,790          3,790
                               ---------------------------------------------------------------------------------------------------

Balance, September 30, 1995           4,886     $     5,423  $    35,237    $      (62)  $    14,765   $      (119)   $    55,244
                                 ==========      ==========   ==========    ==========    ==========    ==========     ==========


Balance, December 31, 1995            4,765     $     5,289  $    35,513    $      (42)  $    16,415   $       752    $    57,927


Net Income                                                                                     4,850                        4,850

Common stock issuance                   250             278        2,770            42                                      3,090

Cash dividends declared
  ($.33 per common share)                                                                     (1,573)                      (1,573)

Change in unrealized holding
 (loss) gain on securities
 available-for-sale                                                                                         (3,640)        (3,640)
                               ---------------------------------------------------------------------------------------------------

Balance, September 30, 1996           5,015     $     5,567  $    38,283    $      -      $   19,692    $   (2,888)    $   60,654
                                 ===========     ===========  ===========    ==========    ==========    ==========     ==========





See notes to condensed consolidated financial statements.

* Adjusted for the three-for-two stock split effective January 31, 1996.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                             NINE MONTHS       NINE MONTHS
                                                                                   ENDED             ENDED
                                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                                                    1996              1995
                                                                        -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income                                                                        $4,850            $4,227
Adjustments to reconcile net income to net cash used in
   operating activities:
   Net amortization of securities                                                    230               (59)
   Depreciation                                                                      985               718
   Provision (recovered provision) for loan losses                                   181               (97)
   Gain on sales of securities  available-for-sale                                  (328)             (221)
   Benefit of deferred income taxes                                                  (24)
Change in assets and liabilities:
   Increase in mortgage loans held for resale                                     (2,883)          (41,723)
   (Increase) decrease in accrued income receivable,
    other assets and other real estate                                            (5,630)              464
   Increase in other liabilities                                                   2,501             2,984
                                                                        -----------------------------------

     Net cash used in operating activities                                          (118)          (33,707)
                                                                        -----------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES


Proceeds from sale and maturities of available-for-sale securities               101,793            65,620
Proceeds from maturities of held-to-maturity securities                            6,241            12,967
Proceeds from maturities of trading securities                                     5,693
Purchase of available-for-sale securities                                       (196,335)         (106,265)
Purchase of held-to-maturity securities                                           (3,272)           (8,716)
Net increase in loans                                                            (62,871)          (24,803)
Purchase of bank premises and equipment                                             (821)           (2,261)
                                                                        -----------------------------------

     Net cash used in investing activities                                      (149,572)          (63,458)
                                                                        -----------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                         108,612            59,764
Net increase in borrowed funds                                                    54,070            20,687
Net proceeds from sale of common stock                                             3,090             1,528
Dividends paid                                                                    (1,368)           (1,040)
                                                                        -----------------------------------

     Net cash provided by financing activities                                   164,404            80,939
                                                                        -----------------------------------


Net increase (decrease) in cash and cash equivalents                              14,714           (16,226)

Cash and cash equivalents at beginning of period                                  49,639            51,829
                                                                        -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $64,353           $35,603
                                                                        ===================================

    Interest paid                                                                $17,715           $13,752
                                                                        ===================================

    Income taxes paid                                                             $2,275            $1,890
                                                                        ===================================


See notes to condensed consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996



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


NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications were made to the prior period financial statements to conform with the current presentation.

NOTE 3
SECURITIES
(DOLLARS IN THOUSANDS)


                                                    SEPTEMBER 30, 1996
-----------------------------------------------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE
                                                      GROSS        GROSS
                                       AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                          COST        GAINS        LOSSES        VALUE
                                   ------------------------------------------------------
U.S. Treasury                           $35,096         $2          ($84)      $35,014
U.S. Agencies and
  Mortgage-Backed Securities            241,793        144        (3,995)      237,942
States and Political Subdivisions         2,086         15            (9)        2,092
Other Securities                          2,831         78             0         2,909
                                   ------------------------------------------------------

TOTAL                                  $281,806       $239       ($4,088)     $277,957
                                   ======================================================


SECURITIES HELD-TO-MATURITY

U.S. Agencies and
  Mortgage-Backed Securities            $47,312       $417         ($369)      $47,360
States and Political Subdivisions        18,617        327          (140)       18,804
                                   ------------------------------------------------------

TOTAL                                   $65,929       $744         ($509)      $66,164
                                   ======================================================


                                                DECEMBER 31, 1995
-----------------------------------------------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE
                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED    UNREALIZED       FAIR
                                         COST        GAINS        LOSSES        VALUE
                                   ------------------------------------------------------
U.S. Treasury                           $34,022         $275          ($16)      $34,281
U.S. Agencies and
  Mortgage-Backed Securities            140,698        1,306          (113)      141,891
States and Political Subdivisions         8,161          358            (7)        8,512
Other Securities                          2,811           90            (4)        2,897
                                   ------------------------------------------------------

TOTAL                                  $185,692       $2,029         ($140)     $187,581
                                   ======================================================


SECURITIES HELD-TO-MATURITY

U.S. Agencies and
  Mortgage-Backed Securities            $53,633       $1,055         ($123)      $54,565
States and Political Subdivisions        15,027          533           (27)       15,533
                                   ------------------------------------------------------

TOTAL                                   $68,660       $1,588         ($150)      $70,098
                                   ======================================================

NOTE 4
LOANS
(DOLLARS IN THOUSANDS)

                                                    SEPTEMBER 30,        DECEMBER 31,
                                                         1996                1995
-------------------------------------------------------------------------------------
  Commercial                                           $100,333             $91,268
  Real Estate-Construction                               33,222              32,614
  Real Estate-Mortgage                                  155,586             131,789
  Home Equity Lines                                      40,247              31,962
  Consumer                                               34,046              12,874
                                                   ----------------------------------

    GROSS LOANS                                         363,434             300,507
                                                   ----------------------------------

  Less: Deferred loan fees and
    unearned discount                                      (872)               (949)
                                                   ----------------------------------

LOANS,NET OF UNEARNED DISCOUNT AND
 DEFERRED LOAN FEES                                     362,562             299,558
                                                   ----------------------------------

  Allowance for loan losses                              (5,662)             (5,529)
                                                   ----------------------------------

LOANS,NET                                               356,900             294,029
                                                   ----------------------------------


MORTGAGE LOANS HELD FOR RESALE                           58,365              55,482
                                                   ----------------------------------


TOTAL LOANS, NET                                       $415,265            $349,511
                                                   ==================================

NOTE 5
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                            THREE MONTHS             THREE MONTHS           NINE MONTHS           NINE MONTHS
                                                ENDED                   ENDED                  ENDED                 ENDED
                                         SEPTEMBER 30, 1996       SEPTEMBER 30, 1995    SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                       ---------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                       $5,687                   $5,816                $5,529                 $5,805

Provision charged to expense                              0                      (50)                  181                    (97)

Charge-offs:
  Commercial and other                                   84                       12                    86                     68
  Consumer                                               13                       13                    21                     21
  Real Estate-Mortgage                                    0                        0                    40                      0
  Real Estate-Construction                                0                        0                     0                      0
                                       ---------------------------------------------------------------------------------------------

    Total Charge-offs                                    97                       25                   147                     89

Recoveries:
  Commercial and other                                   32                        4                    30                     34
  Consumer                                                9                        4                    11                     23
  Real Estate-Mortgage                                   31                       39                    58                     92
  Real Estate-Construction                                0                        0                     0                     20
                                       ---------------------------------------------------------------------------------------------

    Total Recoveries                                     72                       47                    99                    169

Net Charge-Offs (Recoveries)                             25                      (22)                   48                    (80)
                                       ---------------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD                             $5,662                   $5,788                $5,662                 $5,788
                                       =============================================================================================


Average Total Loans(1)                             $349,947                 $267,992              $323,648               $255,168

Total Loans at Period End (1)                      $362,562                 $271,242              $362,562               $271,242

Ratio of net charge-offs (recoveries)
  to average total loans                              0.01%                   -0.01%                 0.01%                 -0.03%

Ratio of allowance for
  loan losses to total
  loans at period end                                 1.56%                    2.13%                 1.56%                  2.13%


(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale.

NOTE 5A
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                           PERCENT OF                     PERCENT OF
                                                        LOANS IN EACH                  LOANS IN EACH
                                                          CATEGORY TO                    CATEGORY TO
                                        SEPTEMBER 30,           TOTAL   DECEMBER 31,           TOTAL
                                                 1996           LOANS          1995            LOANS
                                         -----------------------------------------------------------
Commercial                                     $1,392            27.6%         $706            30.3%
Consumer                                          240             9.4%          224             4.3%
Real Estate-Mortgage                            2,907            53.9%        3,041            54.5%
Real Estate-Construction                          490             9.1%          729            10.9%
Unallocated                                       633              N/A          829              N/A
                                         -----------------------------------------------------------

TOTAL                                          $5,662           100.0%       $5,529           100.0%
                                         ===========================================================

NOTE 6
EARNINGS PER SHARE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 1996             1995               1996              1995
---------------------------------------------------------------------------------------    ---------------------------------
PRIMARY NET INCOME PER SHARE:

Net income                                                     $1,809           $1,528             $4,850            $4,227

Stock and stock equivalents (average shares):
   Common shares outstanding                                    5,002            4,866              4,965             4,812
   Stock options (a)                                              146               93                151                63
                                                          -----------------------------    ---------------------------------

Total stock and stock equivalents                               5,148            4,959              5,116             4,875
                                                          -----------------------------    ---------------------------------

PRIMARY NET INCOME PER SHARE                                    $0.35            $0.31              $0.95             $0.87
                                                          =============================    =================================


FULLY DILUTED NET INCOME PER SHARE:

Net income                                                     $1,809           $1,528             $4,850            $4,227

Stock and stock equivalents (average shares):
   Common shares outstanding                                    5,002            4,866              4,965             4,812
   Stock options (b)                                              146              103                151               103
                                                          -----------------------------    ---------------------------------

Total stock and stock equivalents                               5,148            4,969              5,116             4,915
                                                          -----------------------------    ---------------------------------

FULLY DILUTED NET INCOME PER SHARE                              $0.35            $0.31              $0.95             $0.86
                                                          =============================    =================================

(a) Shares were assumed to be repurchased at the average closing stock prices for the three months and nine months ended September 30, 1996 and 1995.
(b) Shares were assumed to be repurchased at the September 30, 1996 closing price.

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

FINANCIAL SUMMARY

            Net income for the three months ended September 30, 1996 increased by 18.4% over the same period last year as net income totalled $1.81 million or $.35 per share for the quarter compared to $1.53 million or $.31 per share for the third quarter of 1995. Returns on average assets and average equity for the third quarter of 1996 were .92% and 11.50%, respectively, compared to .99% and 11.04% for the same period in 1995. Net income for the first nine months of 1996 increased by 14.7% despite $401 thousand in merger related expenses. Year-to-date net income totalled $4.85 million compared to $4.23 million for the same period in 1995. Earnings per share for the comparable nine month periods of 1996 and 1995 were $.95 and $.87, respectively.

            Contributing to the increase in earnings for the third quarter and first nine months of 1996 were improvements in net interest income, increased gains on sales of mortgage loans held for resale, and growth in service charges and other fees. The improvements in earnings were partially offset by increases in salaries and employee benefits, merger related expenses and other overhead costs incurred in support of the Company's growth strategy.

             The Company continued to experience significant growth as total assets increased to $847.5 million at September 30, 1996 compared to $679.6 million at December 31, 1995 representing an increase of $167.9 million or 24.7%. Loan demand continued to improve as loans (net of unearned income) increased by $63.0 million to $362.6 million at September 30, 1996 compared to $299.6 million at year-end 1995. Total deposits were $663.1 million at the end of the quarter compared to $554.5 million at December 31, 1995, representing an increase of 19.6%.

            Shareholders' equity at September 30, 1996 totalled $60.7 million compared to $57.9 million at December 31, 1995. Book value per share of common stock on September 30, 1996 was $12.09 per share compared to $12.16 per share at December 31, 1995. The decrease in the book value per share was attributable to a decline in the fair value of the securities available-for-sale portfolio.

EARNINGS ANALYSIS

NET INTEREST INCOME

            Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income on a fully taxable equivalent basis totalled $7.4 million for the third quarter of 1996 compared to $6.1 million for the third quarter of 1995, while net interest income on a fully taxable equivalent basis for the first nine months of 1996 totalled $20.9 million compared to $18.4 million for the same period in 1995, representing an increase of 13.2%. The improvements in net interest income were attributable to a higher volume of earning assets which was partially offset by a tightening of the spread between interest rates earned on loans, securities, federal funds sold and other investments, and the rates paid on deposits and borrowed funds. TABLE 2 and TABLE 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

            The Company's net interest margin for the quarter ended September 30, 1996 decreased to 3.92% from 4.19% for the third quarter of 1995. The decline in the net interest margin for the third quarter was the result of a decline in the yield on earning assets of 16 basis points which was compounded by a 11 basis point increase in the cost to fund these earning assets. The net interest margin for the first nine months of 1996 declined to 4.13% compared to 4.56% for the same period in 1995. The drop in the net interest margin percentage for the first nine months of the year was also attributable to an increase in the Company's cost of funds combined with a decrease in the yield on earning assets. The increase in the Company's cost of funds was partially the result of a shift of approximately $12 million from money market accounts, which were paying a lower rate of interest to savings accounts, customer repurchase agreements and certificates of deposit which were paying a substantially higher rate. In addition, the majority of new funds received were in certificates of deposit, savings accounts and customer repurchase agreements.

            In the first nine months of 1996, average earning assets increased by $132.1 million or 24.4% to $674.0 million compared to $541.9 million for the first nine months of 1995. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $368.1 million for the first nine months of 1996 compared to $278.3 million for the first nine months of 1995. The growth in earning assets was primarily funded by an increase in certificates of deposit and savings accounts as average interest bearing deposits increased to $475.2 million in the first nine months of 1996 from $388.9 million for the same period in 1995, representing an increase of 22.2%.

Average demand deposits rose by 17.3% to $103.1 million for the first nine months of 1996 from $87.9 million during the same period last year. TABLE 1 and TABLE 1A present an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1

                                                      THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                      SEPTEMBER 30, 1996                         SEPTEMBER 30, 1995
                                                      ------------------                         ------------------

                                            AVERAGE                    AVERAGE         AVERAGE                         AVERAGE
                                            BALANCE       INTEREST       RATE          BALANCE       INTEREST            RATE
                                      ----------------------------------------     -------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities                    $25,157        $370     5.85%              $39,447           $515          5.18%
  Federal Agency and
    Mortgage-Backed Securities                287,876       4,622     6.39%              194,333          3,157          6.45%
  State and Political
    Subdivision Securities (1)                 20,514         400     7.76%               20,431            419          8.14%
  Other Investments                             2,959          88    11.83%                4,728            113          9.48%
                                      ------------------------------------------------------------------------------------------

    Total Securities                          336,506       5,480     6.48%              258,939          4,204          6.44%

  Trading Account                                   0           0      N/A                 5,543             76          5.44%


Loans: (3)
  Commercial (1)                              102,858       2,328     9.00%               97,190          2,490          10.16%
  Real Estate-Construction                     36,932         761     8.20%               32,440            840          10.27%
  Real Estate-Mortgage (2)                    226,268       5,090     8.95%              166,970          3,480           8.27%
  Consumer                                     28,769         594     8.21%                5,733            160          11.07%
                                      ----------------------------------------     ---------------------------------------------

     Total Loans                              394,827       8,773     8.84%              302,333          6,970          9.15%

  Federal Funds Sold                           12,741         169     5.28%               12,822            188          5.82%
                                      ----------------------------------------     ---------------------------------------------



  Total Interest-Earning Assets               744,074      14,422     7.71%              579,637         11,438          7.83%

Noninterest-Earning Assets:
  Cash and Due from Banks                      26,039                                     23,634
  Other Assets                                 21,863                                     18,655
  Allowance for Loan Losses                    (5,676)                                    (5,815)
  Deferred Loan Fees                           (1,483)                                      (867)
                                      ----------------                             --------------

  Total Noninterest-Earning Assets             40,743                                     35,607
                                      ----------------                             --------------

Total Assets                                 $784,817                                   $615,244
                                      ================                             ==============



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

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1 (CONTINUED)


                                                      THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                      SEPTEMBER 30, 1996                         SEPTEMBER 30, 1995
                                                      ------------------                         ------------------

                                              AVERAGE                  AVERAGE           AVERAGE                         AVERAGE
                                              BALANCE    INTEREST        RATE            BALANCE        INTEREST          RATE
                                         -------------------------------------      --------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                  $44,481       $241        2.16%            $43,177           $255           2.34%
  Money Market Deposits                        99,768        758        3.02%            116,427            919           3.13%
  Savings Deposits                             62,663        679        4.31%             25,000            269           4.27%
  Certificates of Deposit
    $100,000 and over                          79,363      1,032        5.17%             56,612            801           5.61%
  Certificates of Deposit                     233,483      3,213        5.47%            172,081          2,518           5.81%
                                         -------------------------------------      --------------------------------------------

  Total Interest-Bearing Deposits             519,758      5,923        4.53%            413,297          4,762           4.57%

Borrowed Funds                                 90,367      1,137        5.01%             48,831            565           4.59%
                                         -------------------------------------      --------------------------------------------

  Total Interest-Bearing Liabilities          610,125      7,060        4.60%            462,128          5,327           4.57%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                       106,788                                     92,171
  Other Liabilities                             8,165                                      6,574
                                         -------------                              -------------
  Total Noninterest-Bearing
   Liabilities                                114,953                                     98,745
                                         -------------                              -------------

Total Liabilities                             725,078                                    560,873
Shareholders' Equity                           59,739                                     54,371
                                         -------------                              -------------
Total Liabilities and Shareholders'
   Equity                                    $784,817                                   $615,244
                                         =============                              =============

Interest Spread                                                         3.12%                                             3.26%
                                         -------------------------------------      --------------------------------------------

Net Interest Margin                                       $7,362        3.92%                            $6,111           4.19%
                                         =====================================      ============================================

Cost to Fund Earning Assets                                             3.77%                                             3.65%
                                                                   ===========                                       ===========

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 2

                                                                               FROM THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30, 1996 TO THE
                                                                                    THREE MONTHS ENDED
                                                                                    SEPTEMBER 30, 1995
                                                                                      CHANGE DUE TO:
                                                                              -----------------------------

                                                                      TOTAL
                                                                     INCREASE
                                                                    (DECREASE)              RATE                  VOLUME
                                                                ---------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                                                   ($145)                     $42               ($187)
  Federal Agency and
    Mortgage-Backed Securities                                              1,465                      (55)              1,520
 State and Political
    Subdivision Securities (1)                                                (19)                     (21)                  2
 Other Investments                                                            (25)                      17                 (42)
                                                                ------------------

  Total Securities                                                          1,276                       17               1,259

Trading Account                                                               (76)                       0                 (76)


Loans: (3)
  Commercial (1)                                                             (162)                    (307)                145
  Real Estate-Construction                                                    (79)                    (195)                116
  Real Estate-Mortgage (2)                                                  1,610                      374               1,236
  Consumer                                                                    434                     (209)                643
                                                                ------------------

  Total Loans                                                               1,803                     (329)              2,132

Federal Funds Sold                                                            (19)                     (18)                 (1)
                                                                ------------------



Total interest income                                                       2,984                     (261)              3,245
                                                                ------------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                                  (14)                     (22)                  8
  Money Market Deposits                                                      (161)                     (30)               (131)
  Savings Deposits                                                            410                        5                 405
  Certificates of Deposit
    $100,000 and over                                                         231                      (91)                322
  Certificates of Deposit                                                     695                     (203)                898
                                                                ------------------

  Total Interest-Bearing Deposits                                           1,161                      (66)              1,227

Borrowed Funds                                                                572                       91                 481
                                                                ------------------

Total interest expense                                                      1,733                       27               1,706
                                                                ------------------

Net interest income                                                        $1,251                    ($483)             $1,734
                                                                ==================




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

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A

                                                 NINE MONTHS ENDED                             NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1996                            SEPTEMBER 30, 1995
                                                 ------------------                            ------------------

                                       AVERAGE                       AVERAGE         AVERAGE                      AVERAGE
                                       BALANCE         INTEREST        RATE          BALANCE        INTEREST        RATE
                                   -----------------------------------------      ---------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities               $21,310           $920        5.77%           $43,077           $1,696     5.26%
  Federal Agency and
    Mortgage-Backed Securities           247,593         11,782        6.36%           176,305            8,588     6.51%
  State and Political
    Subdivision Securities (1)            21,883          1,293        7.89%            17,759            1,106     8.33%
  Other Investments                        3,050            218        9.55%             4,521              242     7.16%
                                   ---------------------------------------------------------------------------------------

    Total Securities                     293,836         14,213        6.46%           241,662           11,632     6.44%

  Trading Account                          2,763             67        3.24%             5,444              299     7.34%


Loans: (3)
  Commercial (1)                          99,947          7,540       10.08%           109,385            8,282    10.12%
  Real Estate-Construction                30,439          2,151        9.44%            35,643            3,338    12.52%
  Real Estate-Mortgage (2)               216,283         13,758        8.50%           127,060            7,971     8.39%
  Consumer                                21,441          1,276        7.95%             6,207              472    10.17%
                                   ------------------------------------------     ----------------------------------------

     Total Loans                         368,110         24,725        8.97%           278,295           20,063     9.64%

  Federal Funds Sold                       9,241            380        5.49%            16,481              742     6.02%
                                   ------------------------------------------     ----------------------------------------



  Total Interest-Earning Assets          673,950         39,385        7.81%           541,882           32,736     8.08%

Noninterest-Earning Assets:
  Cash and Due from Banks                 25,423                                        22,440
  Other Assets                            24,463                                        15,858
  Allowance for Loan Losses               (5,660)                                       (5,847)
  Deferred Loan Fees                      (1,467)                                         (909)
                                   --------------                                 -------------

  Total Noninterest-Earning Assets        42,759                                        31,542
                                   --------------                                 -------------

Total Assets                            $716,709                                      $573,424
                                   ==============                                 =============



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

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A  (CONTINUED)


                                                 NINE MONTHS ENDED                             NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1996                            SEPTEMBER 30, 1995
                                                 ------------------                            ------------------

                                         AVERAGE                     AVERAGE           AVERAGE                         AVERAGE
                                         BALANCE       INTEREST        RATE            BALANCE      INTEREST             RATE
                                      --------------------------------------      --------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits             $45,099              $723    2.14%            $44,108             $836         2.53%
  Money Market Deposits                  104,537             2,347    3.00%            116,277            2,789         3.21%
  Savings Deposits                        52,251             1,679    4.29%             20,853              603         3.87%
  Certificates of Deposit
    $100,000 and over                     71,931             2,805    5.21%             43,227            1,829         5.66%
  Certificates of Deposit                201,409             8,406    5.57%            164,426            6,881         5.60%
                                      --------------------------------------      --------------------------------------------

  Total Interest-Bearing Deposits        475,227            15,960    4.49%            388,891           12,938         4.45%

Borrowed Funds                            71,296             2,550    4.78%             40,721            1,356         4.45%
                                      --------------------------------------      --------------------------------------------

  Total Interest-Bearing Liabilities     546,523            18,510    4.52%            429,612           14,294         4.45%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                  103,130                                        87,904
  Other Liabilities                        7,352                                         4,586
                                      -----------                                 -------------
  Total Noninterest-Bearing
   Liabilities                           110,482                                        92,490
                                      -----------                                 -------------

Total Liabilities                        657,005                                       522,102
Shareholders' Equity                      59,704                                        51,322
                                      -----------                                 -------------
Total Liabilities and Shareholders
   Equity                               $716,709                                      $573,424
                                      ===========                                 =============

Interest Spread                                                       3.29%                                             3.63%
                                      --------------------------------------      --------------------------------------------

Net Interest Margin                                        $20,875    4.13%                             $18,442         4.56%
                                      ======================================      ============================================

Cost to Fund Earning Assets                                           3.67%                                             3.53%
                                                                    ========                                          ========

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 2A

                                                                                FROM THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 1996 TO THE
                                                                                    NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 1995
                                                                                      CHANGE DUE TO:
                                                                               ----------------------------

                                                                      TOTAL
                                                                     INCREASE
                                                                    (DECREASE)              RATE                  VOLUME
                                                                 --------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                                                   ($776)                     $81               ($857)
  Federal Agency and
    Mortgage-Backed Securities                                              3,194                     (279)              3,473
 State and Political
    Subdivision Securities (1)                                                187                      (70)                257
 Other Investments                                                            (24)                      55                 (79)
                                                                 -----------------

  Total Securities                                                          2,581                       70               2,511

Trading Account                                                              (232)                     (85)               (147)


Loans: (3)
  Commercial (1)                                                             (742)                     (27)               (715)
  Real Estate-Construction                                                 (1,187)                    (700)               (487)
  Real Estate-Mortgage (2)                                                  5,787                      190               5,597
  Consumer                                                                    804                     (354)              1,158
                                                                 -----------------

  Total Loans                                                               4,662                   (1,813)              6,475

Federal Funds Sold                                                           (362)                     (36)               (326)
                                                                 -----------------



Total interest income                                                       6,649                   (1,329)              7,978
                                                                 -----------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                                 (113)                    (132)                 19
  Money Market Deposits                                                      (442)                    (160)               (282)
  Savings Deposits                                                          1,076                      168                 908
  Certificates of Deposit
    $100,000 and over                                                         976                     (239)              1,215
  Certificates of Deposit                                                   1,525                      (23)              1,548
                                                                 -----------------

  Total Interest-Bearing Deposits                                           3,022                      150               2,872

Borrowed Funds                                                              1,194                      176               1,018
                                                                 -----------------

Total interest expense                                                      4,216                      326               3,890
                                                                 -----------------

Net interest income                                                        $2,433                  ($2,062)             $4,495
                                                                 =================

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

PROVISION FOR LOAN LOSSES

            No provision for loan losses was required for the three months ended September 30, 1996. This compares to a recovery of the provision of $50 thousand for the same quarter last year. The provision for loan losses for the first nine months of 1996 totaled $181 thousand compared to a recovery of the provision of $97 thousand for the same period last year. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

GAIN ON SALES OF MORTGAGE LOANS HELD FOR RESALE

            Gain on sales of mortgage loans held for resale for the third quarter of 1996 totalled $2.53 million compared to $2.17 million for the same period last year, an increase of $366 thousand or 16.9%. Gain on sales of loans held for resale for the first nine months of 1996 increased to $7.58 million from $4.19 million for the same period last year, representing an increase of 80.7%. The increased activity in loans held for resale is attributable to the strategic expansion of GMMC which originates loans for single family, owner occupied residences which are sold in the secondary market.

GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE

            Gain on sales of securities available-for-sale totalled $328 thousand for the first nine months of 1996 compared to $221 thousand for the same period last year. The securities were sold in response to changes in market interest rates, liquidity needs and other general asset/liability considerations.

OTHER NONINTEREST INCOME

            Service charges on deposit accounts for the third quarter of 1996 totalled $687 thousand compared to $551 thousand for the third quarter of 1995, an increase of 24.7%. Service charge income for the first nine months of 1996 increased to $2.1 million compared to $1.4 million for the same period last year an increase of 54.3%. The increase in service charge income was primarily attributable to the Company's growing deposit base. The Company currently derives most of its service fee income from checking, money market and NOW accounts.

NONINTEREST EXPENSES

            In support of the Company's strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, merger related expenses and other overhead totalled $24.3 million for the first nine months of 1996, compared to $18.8 million for the same period in 1995, representing an increase of $5.5 million or 29.1%. Noninterest expenses for the third quarter of 1996 totalled $8.1 million compared to $7.1 million for the third quarter of 1995, representing an increase of 14.7%.

            The single largest increase in year-to-date noninterest expenses was attributable to commissions and salaries expense at GMMC. GMMC opened three new offices during 1995 and recently opened its first Maryland office in Montgomery County. GMMC's employee related expenses totalled $6.4 million for the first nine months of 1996, compared to $3.4 million for the first nine months of 1995, an increase of 89.3%. This $3.0 million increase in salary expense at GMMC, accounted for 55.2% of the total increase in noninterest expenses.

            Additionally, the Company incurred significant merger related costs in conjunction with the acquisition of PNBI. Year-to-date merger related expenses totalled $401 thousand of which $33 thousand were incurred in the third quarter. Other increased expenses in 1996 were attributable to the opening of two new banking centers during the latter part of 1995, two new banking centers during 1996, the opening of an off-site automated teller machine ("ATM") and the addition of qualified personnel to provide operational support.

CAPITAL RESOURCES

            Shareholders' equity on September 30, 1996 was $60.7 million compared to $57.9 million on December 31, 1995.

            Factors contributing to the increase in shareholders' equity were the retention of net income, as well as new shares issued through the Company's employee stock plans and the dividend reinvestment plan, reduced by the Company's regular quarterly cash dividend and unrealized losses sustained in the securities available-for-sale portfolio. The decline in the unrealized holding gain (loss) on securities available-for-sale amounted to $3.6 million (net of tax) from December 31, 1995 to September 30, 1996. The effect of the unrealized losses in the securities available-for-sale portfolio reduced book value by $.58 per share on September 30, 1996. For a detailed discussion of the impact on earnings from holding below market securities, see" Asset/Liability Management."

            Cash dividends declared for the first nine months of 1996 amounted to $.33 per share compared to $.27 per share for the first nine months of 1995.

            At September 30, 1996, the Company's Tier 1 and total risk-based capital ratios were 12.33% and 13.43%, respectively, compared to 13.70% and 14.95% at December 31, 1995. The Company's leverage ratio was 8.07% at September 30, 1996 compared to 8.76% at December 31, 1995. The Company's capital structure places it above the Federal Reserve Board's guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business. TABLE 3 details the various components of shareholders' equity.

SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

TABLE 3                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                  1996           1995
                                                          --------------------------------
TIER 1 CAPITAL:

Common Stock                                                      $5,567         $5,289
Surplus                                                           38,283         35,513
Retained Earnings                                                 19,692         16,415
Treasury stock and unearned ESOP                                       0            (42)
Unrealized holding (loss) gain on securities
 available-for-sale                                               (2,888)           752
                                                          --------------------------------

  Total Shareholders' Equity                                      60,654         57,927


Less: unrealized holding loss (gain) on securities
      available-for-sale                                           2,888           (752)
Less: disallowed intangibles                                        (217)          (256)
                                                          --------------------------------

     TOTAL TIER 1 CAPITAL                                         63,325         56,919

TIER 2 CAPITAL:

Qualifying allowance for loan losses                               5,662          5,195
                                                          --------------------------------

     TOTAL TIER 2 CAPITAL                                          5,662          5,195
                                                          --------------------------------

TOTAL RISK-BASED CAPITAL                                         $68,987        $62,114
                                                          ================================



Risk Weighted Assets                                            $513,683       $415,559
                                                          ================================


RATIOS:

Tier 1 Capital to risk weighted  assets                            12.33%         13.70%
Tier 2 Capital to risk weighted  assets                             1.10%          1.25%
                                                          --------------------------------

Total risk-based capital ratio                                     13.43%         14.95%
                                                          ================================

Leverage Ratio-Tier 1 Capital to  quarterly
   average assets less intangibles                                  8.07%          8.76%
                                                          ================================

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

             The ratio of allowance for loan losses to total loans at September 30, 1996 was 1.56% compared to 1.85% at December 31, 1995. The coverage multiple of allowance for loan losses to nonperforming loans was 2.03 at September 30, 1996 compared to 1.47 at December 31, 1995. Management believes that the allowance for loan losses at September 30, 1996 is adequate to cover credit losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.


NONPERFORMING ASSETS AND PAST DUE LOANS

            Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $556 thousand to $3.3 million at September 30, 1996 compared to $3.9 million at December 31, 1995.
Nonperforming assets to total assets at September 30, 1996 were .39% compared to .57% at December 31, 1995.

            Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $2.1 million at September 30, 1996 from $3.0 million at December 31, 1995.

            Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company had past due loans of $339 thousand on September 30, 1996 and did not have any past due loans on December 31, 1995.

            TABLE 4 details nonperforming assets, past due loans and asset quality ratios.

CREDIT QUALITY
(DOLLARS IN THOUSANDS)
TABLE 4

                                                         SEPTEMBER 30,            DECEMBER 31,
                                                             1996                     1995
                                                        --------------------------------------
Nonaccrual Loans                                              $2,056                  $3,024
Restructured Loans                                               733                     744
                                                        --------------------------------------

  TOTAL NONPERFORMING LOANS                                    2,789                   3,768

Other Real Estate                                                532                     109
                                                        --------------------------------------

  TOTAL NONPERFORMING ASSETS                                   3,321                   3,877


Loans past due 90 days or
  more and accruing interest                                     339                       0
                                                        --------------------------------------

  TOTAL NONPERFORMING ASSETS AND
    LOANS PAST DUE 90 DAYS OR MORE                            $3,660                  $3,877
                                                        ======================================


Total Loans at Period End (1)                               $362,562                $299,558

Allowance for Loan Losses                                      5,662                   5,529

Total Assets                                                 847,506                 679,596



ASSET QUALITY RATIOS:

Allowance for Loan Losses to
   Period End Loans                                            1.56%                    1.85%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                                2.03 X                  1.47 X

Total Nonperforming Loans
  to Total Loans                                                0.77%                   1.26%

Total Nonperforming Assets to
  Total Assets                                                  0.39%                   0.57%

Nonperforming Assets to Total
  Loans plus Other Real Estate                                  0.91%                   1.29%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                         1.01%                   1.29%


(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale.

ASSET/LIABILITY MANAGEMENT

LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS

            The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

            At September 30, 1996, cash, cash equivalents, trading securities and securities available-for-sale totalled $342.3 million compared to $242.9 million at December 31, 1995. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. In addition, the Company's strong capital position, a large core deposit base, the quality of assets and continued earnings power will ensure that the Company's long term liquidity needs are met. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center financial institutions.

            An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios as well as the expected magnitude of the repricing of specific asset and liability categories by assigning earnings change ratios to individual balance sheet items. The Company evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon their outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan portfolio, as well as changes in deposit rates, which are both variable and fixed. Therefore, any negative impact of holding below market securities should be offset by increases in earnings in the variable portion of the loan portfolio and corresponding increases in the market value of fixed rate liabilities. Also, the securities portfolio, which has an average life of approximately three years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term
exposure to interest rate changes.   Management's goal is to maximize and
stabilize the net interest margin by limiting exposure to interest rate changes.

            The data in TABLE 5 reflects repricing or expected maturities of various assets and liabilities at September 30, 1996. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation," TABLE 5 also presents interest sensitivity on an adjusted basis using Beta coefficients. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in bank deposit rates to lag movements in open market rates. It also recognizes that changes in bank money market, interest checking and savings rates do not move to the same degree as open market rates. On a cumulative one year basis at September 30, 1996, the Company had a negative beta adjusted gap of $44.3 million or (5.23)% excess interest sensitive liabilities over interest sensitive assets. A negative gap position indicates that the Company's earnings will be enhanced in a falling rate environment and earnings will be negatively impacted in a rising rate environment. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk exposure.

INTEREST RATE GAP ANALYSIS
(DOLLARS IN THOUSANDS)
TABLE 5


                                                                        SEPTEMBER 30, 1996
                                           --------------------------------------------------------------------------------
                                                   1-90          91-180          181-365              1-5         Over 5
INTEREST-SENSITIVE ASSETS:                         Days            Days             Days            Years          Years
---------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                            $25,000              $0               $0               $0             $0
  Securities                                      7,716          21,826           45,505          205,237         63,602
  Mortgage Loans Held for Resale                 58,365               0                0                0              0
  Loans                                         188,167           7,592           15,293          125,132         26,378
                                           --------------------------------------------------------------------------------

    Total                                       279,248          29,418           60,798          330,369         89,980
                                           --------------------------------------------------------------------------------

    Cumulative Totals                           279,248         308,666          369,464          699,833        789,813

INTEREST-SENSITIVE LIABILITIES:
----------------------------------------

  Interest Checking Accounts                     45,380               0                0                0              0
  Savings Accounts                               67,382               0                0                0              0
  Money Market Deposit Accounts                  94,231               0                0                0              0
  Certificate of Deposits                       200,841          43,807           11,320           75,093          3,289
  Repurchase Agreements  & Federal Funds         88,399             101                0                0              0
  FHLB - Advances                                20,500               0              500            3,500              0
  U.S. Demand Notes                               1,817               0                0                0              0
                                           --------------------------------------------------------------------------------

    Totals                                      518,550          43,908           11,820           78,593          3,289
                                           --------------------------------------------------------------------------------

    Cumulative Totals                           518,550         562,458          574,278          652,871        656,160
                                           --------------------------------------------------------------------------------

      Gap                                     ($239,302)       ($14,490)         $48,978         $251,776        $86,691
                                           ================================================================================


      Cumulative Gap                          ($239,302)      ($253,792)       ($204,814)         $46,962       $133,653
                                           ================================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .15)           38,573               0                0                0              0
   Savings Accounts (beta factor .10)            60,644               0                0                0              0
   Money Market Accounts (beta factor .35)       61,250               0                0                0              0

                                           --------------------------------------------------------------------------------
Cumulative Beta Adjusted Gap                   ($78,835)       ($93,325)        ($44,347)        $207,429       $294,120
                                           ================================================================================

As Reported Information:
----------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):               53.85%          54.88%           64.34%          107.19%        120.37%

Cumulative Gap/Total Assets                     -28.24%         -29.95%          -24.17%            5.54%         15.77%

Beta Adjusted Information:
----------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):               77.98%          76.78%           89.28%          142.13%        159.34%

Cumulative Gap/Total Assets                      -9.30%         -11.01%           -5.23%           24.48%         34.70%

                                  SIGNATURES


            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                         GEORGE MASON BANKSHARES, INC.
                                  (Registrant)




Date:       November  12, 1996           /s/ Bernard H. Clineburg
            ------------------          ---------------------------------------
                                        Bernard H. Clineburg
                                        President and Chief Executive Officer



Date:       November  12, 1996           /s/ James J. Consagra, Jr.
            ------------------          ---------------------------------------
                                        James J. Consagra, Jr.
                                        Treasurer, Principal Financial and
                                        Accounting Officer