Form 10-K405
period 1996-12-31
MASON GEORGE BANKSHARES INC
filed 1997-03-28
CIK 761651

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-13833

                            ------------------------

                         GEORGE MASON BANKSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   VIRGINIA                                     54-1303470
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     11185 MAIN STREET, FAIRFAX, VIRGINIA                          22030
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (703) 352-1100

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      $1.11 PAR VALUE COMMON CAPITAL STOCK
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].
     At March 14, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $91.9 million computed at $21.00 per share. The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 5.06 million shares at March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1996 - Part I, II, IV.
2. Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for May 16, 1997 -- Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     George Mason Bankshares, Inc., ("GMBS") is a multi-bank holding company established as a Virginia Corporation in 1984. The Company's headquarters are located in Fairfax, Virginia. GMBS owns all of the outstanding stock of George Mason Bank, which was incorporated in 1977 and opened for business in 1979. GMBS, also owns all of the outstanding stock of Mason Holding Corporation which merged with Palmer National Bancorp. Inc., on May 17, 1996. As a result of the merger, Mason Holding Corporation owns all of the outstanding stock of George Mason Bank, N.A. ("GMBNA") which was formerly known as Palmer National Bank. George Mason Bank and George Mason Bank N.A., collectively referred to as ("GMB"), provide a wide range of financial services principally to individuals and to small and medium-sized businesses, are community-oriented and offer services customarily provided by full-service banks, including individual and commercial checking, savings and time deposit accounts, commercial loans, real estate and consumer loans, travelers' checks, and safe deposit facilities. GMB operates 21 offices throughout the Washington Metropolitan area. All but two of GMB's offices offer 24-hour automated teller machines ("ATMs") which are linked with other automated teller machines regionally through MOST(R) and nationally through PLUS(R) and EXCHANGE(R). In addition, GMB has five off-site ATMs.

     The business strategy of GMBS is to provide its customers with the financial sophistication and range of products offered by regional banks while maintaining the quick response and services of a community bank.

     During 1991, in contrast to many regional and community banks which were cutting expenses and employees, GMBS began a major expansion of its branch system, operations area, and personnel. This expansion followed a policy decision in early 1991 to hire experienced banking officers, who were available from merged institutions or from regional banks which had been subject to governmental enforcement actions. Total full-time equivalent employees have increased from approximately 90 at December 31, 1991 to 324 at December 31, 1996. Since November 1991, the Company, through its subsidiaries, has (i) established a new office in Vienna through the purchase of certain assets from the Federal Deposit Insurance Corporation (the "FDIC"); (ii) opened an office in McLean that was acquired from the Resolution Trust Corporation; (iii) acquired a 10,000 square foot building in Tysons Corner; (iv) purchased the insured deposits of another financial institution, including additional branch offices in Reston and Tysons Corner; (v) bought a five-story, 28,000 square foot office building in Chantilly to house a branch office and an operations/customer service center; (vi) opened four branch offices in Arlington County; (vii) opened two offices in Loudoun County; (viii) opened its first office serving Prince William County; (ix) consummated its first merger resulting in the Company's first offices in Washington, D.C.; and (x) opened its first office in Maryland.

     George Mason Mortgage Company ("GMMC"), a wholly owned subsidiary of George Mason Bank, is engaged in the operation of a general mortgage and agency business. GMMC currently operates five offices, three of which were opened in 1995 and one which was opened in 1996. The main office of GMMC is located in Fairfax, with two offices in Prince William County, one in Virginia Beach and one in Rockville, Maryland. At December 31, 1996, GMMC employed 96 persons. GMMC primarily originates permanent residential mortgage loans (including VA, FHA, conforming and nonconforming loans) to be sold in the secondary market. These loans are for single family, owner-occupied residences. Its loans have either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its market. GMMC is also active in sponsoring Community Homebuyers Programs for low-to-moderate income families. Over the last two years, GMMC has steadily increased its market share.

COMPETITION

     The Company operates in a competitive environment, competing for deposits and loans with commercial banks, thrift institutions and other financial institutions. Numerous mergers and consolidations involving Maryland, Virginia and Washington, D.C. banks have occurred recently, resulting in an intensification of competition in the banking industry in the Company's geographical market. The Company also competes with money market mutual funds for funds from depositors. Many of the Company's competitors possess greater financial resources or have substantially higher lending limits than does the Company.

     Recent changes in Federal banking laws are expected to facilitate interstate branching and merger activity among banks. Since September 1995, with exceptions, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after July 1, 1997, certain banks will be permitted to merge with banks organized under the laws of different states. Such changes may result in an even greater degree of competition in the banking industry and the Company may be brought into competition with institutions with which it does not presently compete. There can be no assurance that the profitability of the Company will not be adversely affected by the increased competition which may characterize the banking industry in the future.

SUPERVISION AND REGULATION

     The Company and GMB are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended for the protection of depositors.

     Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

     The following is a brief summary of certain statutes, rules and regulations affecting the Company and GMB. To the extent that the following describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

     GMBS. The Company is a bank holding company within the meaning of the BHC Act and Chapter 13 of the Virginia Banking Act (the "Virginia Act").

     The BHC Act. Under the BHC Act, the Company is subject to periodic examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and GMB's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the BHC Act and the Federal Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the BHC Act, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include operating a mortgage, finance, credit card or factoring company, making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

     In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength and commit resources to support its banks. Under the BHC Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

     In the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Company (such as GMB), the general claims of the Company as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of the Company were not by their terms so subordinated.

     The Virginia Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the "Virginia Commission") under the Virginia Act. A registered bank holding company must provide the Virginia Commission with information regarding the financial condition, operations, management, and intercompany relationships of the holding company and its subsidiaries. The Virginia Commission may also require additional information it deems necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Virginia Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries.

     Under the Virginia Act, it is unlawful without the prior approval of the Virginia Commission for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting securities of any bank or other bank holding company. In addition, Chapter 15 of the Virginia Act allows regional interstate banking by permitting banking organizations in certain Southeastern states to acquire Virginia banking organizations if Virginia banking associations are allowed to acquire banking organizations in their states and the Virginia banking organization to be acquired has been in existence and continuously operated as a bank for a period of two years. As a result of this reciprocal banking provision, banking organizations in other states have entered the Virginia market through acquisitions of Virginia institutions. Under federal legislation recently passed in Congress, effective September 29, 1995, bank holding companies will be permitted to acquire banks in any state.

     REGULATION OF GEORGE MASON BANK AND GMBNA. George Mason Bank is a state-chartered institution organized under Virginia law and, as such, is subject to examination and regulation by the Virginia Commission. GMBNA is a national banking association and is subject to examination and regulations by the Office of the Comptroller of the Currency ("OCC"). Both banks are also members of the Federal Reserve System and, therefore, are supervised and examined by the Federal Reserve. The Federal Reserve is George Mason Bank's primary federal regulator while the OCC is GMBNA's primary regulator.

     George Mason Bank has filed applications with the applicable regulators seeking approval of a merger of GMBNA with and into George Mason Bank, which would result in a single, state-chartered bank and the removal of the OCC's jurisdiction. GMB expects, assuming that the applications are approved, that the merger will become effective in June, 1997.

     General. Deposits in the banks are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). George Mason Bank's and GMBNA's state and federal regulators regulate or monitor all areas of the banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Federal Reserve and the OCC require the banks to maintain certain capital ratios and impose limitations on the banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The banks are currently required by the Federal Reserve and the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve and the OCC.

     Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking regulator. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency or agencies. FDICIA also directs the FDIC to develop with other agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality. The regulatory agencies adopted joint guidelines for all areas except asset quality in July 1995 and joint guidelines setting qualitative standards on asset quality and earnings standards in August 1996.

     Transactions With Affiliates and Insiders. George Mason Bank and GMBNA are subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. George Mason Bank and GMBNA are also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibits institutions from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The banks are subject to restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment of present other unfavorable features.

     Branching. Under current Virginia law, George Mason Bank may open branch offices throughout Virginia with prior regulatory approval. In addition, with prior regulatory approval as appropriate under the circumstances, George Mason Bank will be able to acquire existing banking operations in Virginia. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Thus, with prior approval of its regulators, GMBNA may also branch throughout Maryland and the District of Columbia.

     Under the recently passed federal legislation discussed above, effective June 1, 1997, banks may merge or consolidate across state lines, unless both of the states involved either authorize such merger or consolidation at an earlier date or either of the states involved elects to prohibit such merger or consolidation prior to May 31, 1997. Under the federal legislation, states may authorize banks from other states to engage in branching across state lines. The Virginia General Assembly passed the "opt-in" law which adopts the general legislation before it automatically takes effect on June 1, 1997. The "opt-in" law became effective on July 1, 1995.

     Community Reinvestment Act. The Federal Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision (the "OTS") shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. George Mason Bank and GMBNA have always had "satisfactory" ratings with respect to compliance with CRA.

     Other Regulations. Interest and certain other charges collected or contracted for by the banks are subject to state usury laws and certain federal laws concerning interest rates. The banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, and the Truth-in-Savings Act, which requires accurate disclosures of certain items related to deposit accounts such as annual percentage yield ("APY"), duration of APY, minimum balance requirements and information about fees and penalties. The banks' brokered deposit activities are subject to an FDIC rule that permits only "well capitalized" institutions to obtain brokered deposits. "Adequately capitalized" institutions may obtain brokered deposits if they receive a waiver from the FDIC. This rule also prohibits institutions that are not "well capitalized" from soliciting deposits at rates significantly higher than prevailing rates.

     DEPOSIT INSURANCE. The deposits of the banks are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. The deposits of the banks are subject to the rates of the Bank Insurance Fund ("BIF") of the FDIC. On August 8, 1995, in view of the success in recapitalizing the BIF, the FDIC reduced the lowest assessment rate for the BIF from $0.23 per $100 of domestic deposits to $0.04, so that the revised schedule of BIF assessment rates now ranges from $0.04 per $100 of domestic deposits to $0.31 (the highest rate remaining unchanged). This reduction in the lowest BIF assessment rate was effective retroactive to June 1, 1995 (the FDIC having determined that the BIF achieved the statutory required reserve ratio of 1.25% on May 31, 1995). These base assessment rates were reaffirmed by the FDIC December 24, 1996. For the second semiannual period of 1996 and the first semiannual period of 1997, however, the FDIC has used an adjusted assessment schedule lowering the applicable rates, so that BIF assessment rates would range from $0.00 per $100 of domestic deposits to $0.27 per $100 of domestic deposits. These lower adjusted rates will terminate at the end of June, 1997.

     In addition, pursuant to the Deposit Insurance Funds Act of 1996 (the "Funds Act") beginning January 1, 1997, banks are now required to make payments to the FDIC to service the interest payments on bonds issued by the Financing Corporation ("FICO"). Previously, such payments were made by savings associations only. Banks with BIF deposits will be assessed at a rate of 20% of the assessment rate applicable to Savings Association Insurance Fund ("SAIF") assessable deposits (or 1.30 basis points) until December 31, 1999 or the date the last savings association ceases to exist. Full pro-rata sharing of FICO assessments will occur after that time. These rates may be adjusted quarterly to reflect changes in assessment bases for BIF and SAIF. The Funds Act also requires the merger of BIF and SAIF by 1999, if there are no savings associations in existence at that time. A merger of the deposit insurance funds could potentially occur prior to 1999 if certain conditions are met.

     DIVIDENDS. A source of the Company's cash revenues comes from dividends received from the banks. The amount of dividends that may be paid by the banks to the Company depend on the banks' earnings and capital position and is limited by federal law, regulations, and policies. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

     The banks may not pay dividends from their paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The approval of the Federal Reserve or the OCC is required if the total of all dividends declared by either bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the banks may not pay a dividend if, after paying the dividend, the banks would be undercapitalized. See "Capital Regulations" below.

     CAPITAL REGULATIONS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, certain qualifying subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating. On September 6, 1996, the Federal Reserve and the OCC revised their risked-based capital rules to supplement and adjust their risk-based capital ratios for certain banks whose trading activity (on a worldwide consolidated basis) equals 10 percent or more of total assets or $1 billion or more. These new rules became effective January 1, 1997 but compliance is not required until January 1, 1998.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank or bank holding company must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

     Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in a unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, interest rates on deposits, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institution's performance under their capital restoration plans.

     In August of 1995, the federal bank regulatory agencies revised their capital adequacy guidelines to provide explicitly for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. The intended effect is to ensure that banking institutions effectively measure and monitor their interest rate risk and that they maintain adequate capital for the risk. A banking institution deemed to have excessive interest rate risk exposure may be required to maintain additional capital.

UNIFORM FINANCIAL INSTITUTIONS RATING SYSTEM (UFIRS)

     UFIRS is a supervisory rating system used by the Federal Reserve and the OCC and the other federal regulators to evaluate the soundness of depository institutions on a uniform basis. The agencies have implemented this system through CAMEL ratings that evaluate banks according to five factors: capital adequacy, asset quality, management, earnings, and liquidity. The federal regulators have added a sixth factor, sensitivity to market risk, effective January 1, 1997. The rating system is now referred to as CAMELS.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

     The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits and limiting interest rates that banks may pay on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted.

RECENT LEGISLATIVE DEVELOPMENTS

     From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions, including proposals to consolidate the federal bank regulatory agencies. Certain of these proposals, if adopted could significantly change the regulation of banks and the financial services industry. In particular, during 1996 Congress considered financial services legislation that would, among other things, substantially amend the Glass-Steagall Act and the Bank Holding Company Act, statutes that restrict the ability of banks and bank holding companies to engage in certain activities, including the underwriting of and dealing in various securities, and to affiliate with entities not engaged in activities related to the business of banking. Already in 1997, there have been at least three comparable legislative proposals made in Congress that would permit affiliation of banks, securities firms and insurance companies and possibly permit affiliations between banks and any commercial entity. These proposals also provide for the abolition of separate and distinct charters for banks and savings associations. If such statutory reform is enacted, it could cause a significant change in the financial services industry and expand the ability of the Bank and the Company to offer a broader range of financial products. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

ITEM 2. PROPERTIES

     The principal office of GMBS and George Mason Bank is located at 11185 Main Street, Fairfax, Virginia. All of George Mason Bank's offices are located in Northern Virginia. The addresses of these branch offices are: 4221 Walney Road, Chantilly; George Mason University, University Center, Fairfax; 1320 Old Chain Bridge Road, McLean; 1801 Reston Parkway, Reston; 7787 Leesburg Pike, Falls Church; 226 Maple Avenue West, Vienna; 3289 Woodburn Road, Annandale; 6402 Williamsburg Boulevard, Arlington; 4005 Wilson Boulevard, Arlington; 4501 Daly Drive, Chantilly; 13060 Fair Lakes Boulevard, Fairfax; 5335 Lee Highway, Arlington; 21036 Tripleseven Road, Sterling; 9872 Liberia Avenue, Manassas; 2300 Ninth Street, Arlington; and 531-A East Market Street, Leesburg.

     George Mason Bank owns the building which contains the Chantilly office. This five-story building is used as the operations and customer service center for George Mason Bank. George Mason Bank also owns the three-story building in which the Falls Church branch is located and the building in which the Fair Lakes branch is located. The other offices of George Mason Bank are leased. See
Note 10 to GMBS' consolidated financial statements for additional information concerning George Mason Bank's obligations under these lease agreements.

     GMMC's corporate headquarters is located at 4035 Ridge Top Road, Suite 100, Fairfax, VA. The other four offices of GMMC are located at 2750 Killarney Drive, Lakepoint One, Suite 105, Woodbridge, VA; 7900 Sudley Road, Manassas, VA; 448 Viking Drive, Suite 250, Virginia Beach, VA and 6110 Executive Boulevard, Rockville, MD.

     GMBNA's principal office is located at 7626 Old Georgetown Road, Bethesda, MD. GMBNA has three additional offices all located in Washington, D.C. The addresses of these branches are: 1667 K Street, NW; 4900 Massachusetts Avenue, NW; and 1225 Eye Street, NW.

ITEM 3. LEGAL PROCEEDINGS

     In the course of its operations, GMBS, GMBNA, GMMC, and George Mason Bank are parties to various legal proceedings. Based upon information currently available, and after consultation with legal counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on GMBS' business, financial position, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to shareholders during the last quarter of fiscal 1996.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There were approximately 794 shareholders of record of the Company's common stock (the "Company Common Stock") at March 14, 1997. There were approximately 1,796 beneficial shareholders at March 14, 1997. The Company Common Stock closed at a price of $21.00 per share on March 14, 1997. Additional information required under Item 5 is hereby incorporated herein by reference to the stock price and selected financial data on page 30 of the Company's 1996 Annual Report to Shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                                      DECEMBER 31,
                                            ----------------------------------------------------------------
                                              1996          1995          1994          1993          1992
                                            --------      --------      --------      --------      --------
                                                        (DOLLAR IN THOUSANDS, EXCEPT PER SHARE)
INCOME STATEMENT DATA:
Interest income..........................   $ 53,727      $ 44,119      $ 33,659      $ 28,734      $ 27,215
Interest expense.........................     26,264        19,949        11,627         9,840        11,143
                                            --------      --------      --------      --------      --------
Net interest income......................     27,463        24,170        22,032        18,894        16,072
Provision for loan losses................        181            18           167           620         5,050
Net interest income after provision......     27,282        24,152        21,865        18,274        11,022
Noninterest income.......................     14,852        10,359         5,390         3,611         3,578
Noninterest expense......................     32,179        26,124        20,453        16,600        12,635
                                            --------      --------      --------      --------      --------
Income before taxes......................      9,955         8,387         6,802         5,285         1,965
Income taxes.............................      3,072         2,095         1,830         1,279           966
                                            --------      --------      --------      --------      --------
Income before cumulative effect..........      6,883         6,292         4,972         4,006           999
Cumulative effect of change in accounting
  principle..............................                                                  217
                                            --------      --------      --------      --------      --------
Net Income...............................   $  6,883      $  6,292      $  4,972      $  4,223      $    999
                                            ========      ========      ========      ========      ========
PER SHARE DATA(1):
Net income (Primary).....................   $   1.34      $   1.28      $   1.04      $   0.99      $   0.26
Cash dividends...........................       0.46          0.38          0.29          0.23          0.15
Book value at period end.................      12.80         12.18         10.18         10.21          9.03
Dividend payout ratio....................       34.3%         29.7%         27.9%         23.2%         57.7%
BALANCE SHEET DATA(2):
Total assets.............................   $872,470      $679,596      $550,799      $461,184      $406,781
Loans, net...............................    367,954       294,029       240,651       215,313       186,614
Mortgage loans held for resale...........     72,983        55,482        18,506        21,831         2,598
Securities...............................    345,433       261,934       222,914       180,353       146,138
Deposits.................................    693,594       554,464       460,802       372,889       346,898
Shareholders' equity.....................     64,344        57,927        46,776        46,833        33,305
Actual shares outstanding (000s)(1)......      5,028         4,755         4,594         4,553         3,688
PERFORMANCE RATIOS:
Return on average assets.................       0.92%         1.05%         1.02%         0.99%         0.27%
Return on average equity.................      11.21%        11.75%        10.21%        10.62%         2.98%
Net interest margin(3)...................       3.95%         4.43%         4.93%         4.68%         4.68%
ASSET QUALITY RATIOS(2):
Allowance for loan losses to period end
  loans..................................       1.51%         1.85%         2.36%         2.55%         3.17%
Allowance for loan losses to
  nonperforming loans....................       3.58x         1.47x         1.76x         1.45x         0.92x
Nonperforming assets to period end loans
  and other real estate(4)...............       0.53%         1.29%         1.44%         2.00%         4.95%
Net charge-offs to average loans.........       0.02%         0.11%         0.00%         0.53%         2.19%
CAPITAL AND LIQUIDITY RATIOS(2):
Leverage.................................        7.6%          8.8%          9.6%         10.3%          8.2%
Risk-based:
  Tier 1 capital.........................       12.3%         13.7%         14.1%         14.8%         15.2%
  Total capital..........................       13.4%         14.9%         15.3%         16.1%         16.4%

---------------

(1) All per share figures in this table have been adjusted to reflect the Company's three-for-two stock split effected in January 1996.

(2) Other than net charge-offs to average loans and average loans to average deposits, represents figures at end of period.

(3) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.

(4) Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate. As of December 31, 1996, the Company had total nonperforming assets of $1.98 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of GMBS. This discussion should be read in conjunction with GMBS' consolidated financial statements and accompanying notes included herein. This analysis provides an overview of the significant changes that occurred during the periods presented. Effective May 17, 1996, Palmer National Bancorp, Inc., the holding company for GMBNA, merged into Mason Holding Corporation, a subsidiary of GMBS. The merger was accounted for as a pooling of interests. Accordingly, all financial data for the current and prior periods has been restated to reflect the financial position and results of operations on a combined basis from the earliest period presented.

FINANCIAL SUMMARY

     Net income totalled $6.88 million for 1996, compared to $6.29 million for 1995, representing an increase of 9.4%, despite over $550 thousand in non-recurring merger expenses. Net income for 1994 totalled $4.97 million. Earnings per share for 1996 were $1.34, compared to $1.28 for 1995 and $1.04 for 1994. Return on average assets and equity for 1996 were .92% and 11.21% respectively, compared to 1.05% and 11.75% for 1995 and 1.02% and 10.21% for 1994.

     The Company's income before taxes for 1996 was $9.96 million compared to $8.39 million for 1995, an increase of 18.7%. Income before taxes for 1994 totalled $6.80 million. The effective tax rate for 1996 was 30.9% compared to 25.0% for 1995 and 26.9% for 1994. The lower tax rates in 1995 and 1994 resulted from tax benefits recognized by GMBNA related to the reversal of the valuation allowance against deferred tax assets.

     The improvement in earnings for 1996 was primarily attributable to higher net interest income and growth in non-interest income. Supporting the growth in net interest income was a higher level of average earning assets, which was partially offset by a decline in the net interest margin percentage. Noninterest income provided a significant boost to 1996 net income led by a substantial increase in gains on mortgage loans held for resale, a result of the activities of GMMC. The improvement in earnings was partially offset by increases in the loan loss provision, noninterest expenses and income taxes.

     Total assets increased to $872.5 million at December 31, 1996, compared to $679.6 million at December 31, 1995 and $550.8 million at December 31, 1994. The growth in assets for 1996 represented an increase of $192.9 million, or 28.4% over total assets at year end 1995, while growth in assets between 1995 and 1994 totalled $128.8 million, or 23.4%.

     Loans, net of unearned income, increased by $74.1 million, or 24.7%, to $373.6 million at December 31, 1996, compared to $299.6 million at December 31, 1995. Loans, net of unearned income at December 31, 1994, totalled $246.5 million. Mortgage loans held for resale totalled $73.0 million at year end 1996, compared to $55.5 million at the close of 1995 and $18.5 million at December 31, 1994.

     Total deposits were $693.6 million at December 31, 1996, compared to $554.5 million at December 31, 1995, and $460.8 million at year end 1994. These deposit totals reflect increases of 25.1% between 1996 and 1995 and 20.3% between 1995 and 1994. Securities sold under agreements to repurchase and other borrowed funds increased to $105.9 million at December 31, 1996 compared to $60.7 million at December 31, 1995, an increase of 74.3%. The increase was primarily attributable to short term repurchase agreements.

     Shareholders' equity at December 31, 1996 was $64.3 million, compared to $57.9 million at December 31, 1995, and $46.8 million at December 31, 1994. The primary sources of growth in shareholders' equity during 1996 were net income and additional equity of $3.3 million from the issuance of new shares through various stock option and dividend reinvestment plans reduced by cash dividends of $2.2 million, and a decrease in unrealized holding gains and losses on securities available-for-sale of $1.6 million. The growth in shareholders' equity in 1995 was primarily attributable to the retention of net income and an increase in the unrealized holding gains and losses in the securities available-for-sale portfolio of $4.7 million. Book value per share of GMBS Common Stock at December 31, 1996 was $12.80, compared to $12.18 at December 31, 1995 and $10.18 at December 31, 1994.

EARNINGS ANALYSIS

     NET INTEREST INCOME. Net interest income is GMBS' primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis totalled $28.1 million for 1996, compared to $24.9 million for 1995 and $22.4 million for 1994, representing an increase of 12.8% from 1995 to 1996 and of 11.1% from 1994 to 1995. The improvements in net interest income for 1996 and 1995 were attributable to a higher volume of earning assets, which was partially offset by a narrowing of the spread between interest rates earned on loans, securities, federal funds sold and other investments and the rates paid on deposits and other borrowed funds (net interest spread). TABLE 1 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis. TABLE 2 presents GMBS' analysis of changes in interest income and interest expense relating to rate and volume.

TABLE 1. AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)

                                                1996                            1995                            1994
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-Earning Assets
  Securities:
  U.S. Treasury...................  $ 23,123   $  1,331     5.76%   $ 41,313   $  2,235     5.41%   $ 39,622   $  2,005     5.06%
  Federal Agency..................    26,997      1,691     6.26%     46,091      3,574     7.75%     61,167      3,583     5.86%
  Mortgage-Backed.................   233,689     14,899     6.38%    134,315      8,104     6.03%     62,548      3,582     5.73%
  State and Political
    Subdivision(1)................    21,519      1,628     7.57%     19,029      1,495     7.86%     13,428      1,102     8.21%
  Other...........................     2,994        201     6.71%      3,191        242     7.58%      5,297        356     6.72%
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
        Total Securities..........   308,322     19,750     6.41%    243,939     15,650     6.42%    182,062     10,628     5.84%

Loans:(3)
  Commercial(1)...................   100,882     10,056     9.97%    108,917     10,699     9.82%    110,557      9,799     8.86%
  Real Estate -- Construction.....    31,014      2,910     9.38%     34,823      4,155    11.93%     46,053      5,177    11.24%
  Real Estate -- Mortgage(2)......   227,977     18,616     8.17%    146,745     12,429     8.47%     89,057      7,020     7.88%
  Consumer........................    25,228      2,139     8.48%      7,031        715    10.17%      6,846        645     9.42%
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
        Total Loans...............   385,101     33,721     8.76%    297,516     27,998     9.41%    252,513     22,641     8.97%

Total Money Market Investments....    16,370        863     5.27%     16,110      1,006     6.24%     15,485        626     4.04%

Trading Account...................     2,069         66     3.19%      5,479        230     4.20%      5,207        179     3.44%
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
Total Interest-Earning Assets.....   711,862     54,400     7.64%    563,044     44,884     7.97%    455,267     34,074     7.48%

Noninterest-Earning Assets
  Cash and Due from Banks.........    25,655                          22,829                          23,850
  Other Assets....................    19,203                          16,262                          12,328
  Allowance for Loan Losses.......    (5,662)                         (5,821)                         (5,814)
  Unearned Discount and Loan
    Fees..........................      (975)                         (1,223)                         (1,510)
                                    --------                        --------                        --------
        Total Noninterest-Earning
          Assets..................    38,221                          32,047                          28,854
                                    --------                        --------                        --------
Total Average Assets..............  $750,083                        $595,091                        $484,121
                                    ========                        ========                        ========

---------------

(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.

(2) Includes Mortgage Loans Held for Resale and Home Equity Lines of Credit.

(3) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

                                                1996                            1995                            1994
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                       (DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-Bearing Liabilities
  Interest Checking Deposits......    45,953        945     2.06%     43,974      1,086     2.47%     41,193      1,068     2.59%
  Money Market Deposits...........   102,817      3,101     3.02%    115,730      3,662     3.16%    133,214      3,723     2.79%
  Savings Deposits................    57,235      2,465     4.31%     23,748        945     3.98%     19,357        518     2.68%
  Certificates of Deposit.........   221,034     12,158     5.50%    168,145      9,522     5.66%     94,887      4,314     4.55%
  Certificates of
    Deposit>$100,000..............    70,561      3,827     5.42%     46,853      2,656     5.67%     27,047      1,150     4.25%
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
        Total Interest-Bearing
          Deposits................   497,600     22,496     4.52%    398,450     17,871     4.49%    315,698     10,773     3.41%

Total Borrowed Funds..............    79,458      3,768     4.74%     44,980      2,079     4.62%     33,254        854     2.57%

        Total Interest-Bearing
          Liabilities.............   577,058     26,264     4.55%    443,430     19,950     4.50%    348,952     11,627     3.33%

Noninterest-Bearing Liabilities
  Total Demand Deposits...........   105,376                          94,449                          85,256
  Other Liabilities...............     7,649                           5,008                           2,838
                                    --------                        --------                        --------
        Total Noninterest-Bearing
          Liabilities.............   113,025                          99,457                          88,094
                                    --------                        --------                        --------
Total Liabilities.................   690,083                         542,887                         437,046
                                    --------                        --------                        --------
Shareholders' Equity..............    60,000                          52,204                          47,075
                                    --------                        --------                        --------
Total Liabilities and
  Shareholders' Equity............  $750,083                        $595,091                        $484,121
                                    ========                        ========                        ========
Interest Spread...................                          3.09%                           3.47%                           4.15%
                                                          =======                         =======                         =======
Net Interest Margin...............             $ 28,136     3.95%              $ 24,934     4.43%              $ 22,447     4.93%
                                                =======   =======               =======   =======               =======   =======
Cost to Fund Earning Assets.......                          3.69%                           3.54%                           2.55%
                                                          =======                         =======                         =======

---------------

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

TABLE 2. RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)

                                                           YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                                     1996 COMPARED TO                  1995 COMPARED TO
                                                           1995                              1994
                                         TOTAL        CHANGE DUE TO:       TOTAL        CHANGE DUE TO:
                                        INCREASE     ----------------     INCREASE     ----------------
                                       (DECREASE)     RATE     VOLUME    (DECREASE)     RATE     VOLUME
                                       ----------    ------    ------    ----------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Securities:
  U.S. Treasury......................   $   (904)    $   80    $ (984)    $    230     $  144    $   86
  Federal Agency.....................     (1,883)      (402)   (1,481)          (9)       874      (883)
  Mortgage-Backed....................      6,795        799     5,996        4,522        412     4,110
  State and Political
     Subdivision(1)..................        133        (63)      196          393        (67)      460
  Other..............................        (41)       (26)      (15)        (114)        28      (142)
                                          ------                            ------
     Total Securities................      4,100        (31)    4,131        5,022      1,410     3,612
Loans(3):
  Commercial(1)......................       (643)       146      (789)         900      1,045      (145)
  Real Estate -- Construction........     (1,245)      (791)     (454)      (1,022)       240    (1,262)
  Real Estate -- Mortgage(2).........      6,187       (693)    6,880        5,409        862     4,547
  Consumer...........................      1,424       (426)    1,850           70         53        17
                                          ------                            ------
     Total Loans.....................      5,723     (2,519)    8,242        5,357      1,322     4,035
Total Money Market Investments.......       (143)      (159)       16          380        355        25
Trading Account......................       (164)       (21)     (143)          51         42         9
TOTAL INTEREST INCOME................      9,516     (2,347)   11,863       10,810      2,744     8,066
INTEREST EXPENSE:
  Interest Checking Deposits.........       (141)      (190)       49           18        (54)       72
  Money Market Deposits..............       (561)      (152)     (409)         (61)       428      (489)
  Savings Deposits...................      1,520        187     1,333          427        309       118
  Certificates of Deposit............      2,636       (359)    2,995        5,208      1,877     3,331
  Certificates of Deposit greater
    than $100,000....................      1,171       (173)    1,344        1,506        664       842
                                          ------                            ------
     Total Interest-Bearing
       Deposits......................      4,625        178     4,447        7,098      4,274     2,824
     Total Borrowed Funds............      1,689         95     1,594        1,225        924       301
                                          ------                            ------
TOTAL INTEREST EXPENSE...............      6,314        302     6,012        8,323      5,175     3,148
                                          ------                            ------
NET INTEREST INCOME..................   $  3,202     (3,388)    6,590     $  2,487     (2,827)    5,314
                                          ======                            ======

---------------

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

     In 1996, average earning assets increased by $148.8 million, or 26.4%, to $711.9 million, compared to $563.0 million for 1995. Average earning assets for 1994 totalled $455.3 million. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $385.1 million in 1996, compared to $297.5 million in 1995 and $252.5 million in 1994. Average total loans represented 54.1% of average earning assets for 1996, compared to 52.8% for 1995 and 55.5% for 1994. In 1996, the securities portfolio, which included securities available-for-sale and securities held-to-maturity averaged $308.3 million and comprised 43.3% of earning assets. The securities portfolio comprised 43.3% and 40.0% of average earning assets for 1995 and 1994, respectively.

     The growth in earning assets for 1996 and 1995 was primarily funded by an increase in average interest bearing liabilities. Average interest bearing deposits increased to $497.6 million in 1996 from $398.5 million in

1995 and $315.7 million in 1994, representing increases of 24.9% from 1995 to 1996 and 26.2% from 1994 to 1995. The largest increase in interest bearing deposits was in certificates of deposit which accounted for 57.3% and 98.5% of the total increase in interest bearing liabilities for 1996 and 1995, respectively. Average certificates of deposit, including certificates of deposit over $100 thousand, for 1996 was $291.6 million, compared to $215.0 million for 1995, an increase of 35.6%. Average certificates of deposit for 1994 was $121.9 million. The significant increase in certificates of deposit is a result of GMBS' expansion strategy of offering attractive rates when entering into new markets, combined with the customers' desire to take advantage of the higher interest rates offered by certificates of deposit when compared to the rates on money market accounts and similar instruments. Average savings deposits increased to $57.2 million in 1996 from $23.7 million in 1995, an increase of $33.5 million or 141.0%. The increase in savings accounts was the result of a pricing strategy to offer a savings product with the highest rate in the local market that would provide significant cross selling opportunities, but still had a lower cost of funds than most certificates of deposit. Average borrowed funds, primarily consisting of overnight repurchase agreements and short and long term advances from the Federal Home Loan Bank of Atlanta, increased by $34.5 million in 1996 and $11.7 million in 1995. Average demand deposits for 1996 rose 11.6%, to $105.4 million. Average demand deposits for 1995 increased by 10.8%, to $94.4 million from $85.3 million in 1994.

     GMBS' net interest margin for 1996 decreased to 3.95%, from 4.43% for 1995. The 48 basis point decrease in the net interest margin was attributable to a 33 basis point decline in the yield on earning assets combined with a 15 basis point increase in the cost to fund earning assets. The decrease in the yield on earning assets was primarily attributable to a decrease in loan yields as the yield on the securities portfolio remained stable. GMBS' rate paid on interest bearing liabilities for 1996 was 4.55%, compared to 4.50% for 1995.

     GMBS' net interest margin for 1995 decreased to 4.43%, from 4.93% for 1995. The decrease in the net interest margin was attributable to GMBS' cost of funds increasing at a faster pace than the increase in the yield on earning assets. GMBS' yield on earning assets for 1995 was 7.97%, representing a 49 basis point increase over 1994. The increase in the yield on earning assets was attributable to increases in yields in both the loan and securities portfolios as a result of the rising rate environment. The steady increase in the cost of funds in 1995 was primarily attributable to a rising interest rate environment which began in February 1994. As a result of the rising interest rate environment, a substantial amount of GMBS' money market accounts, which were paying a lower rate of interest, were transferred to certificates of deposit, which were paying substantially higher rates. In addition, the majority of new deposit accounts opened in 1995 were in higher cost certificates of deposit. GMBS' rate paid on interest bearing liabilities for 1995 was 4.50%, a 117 basis point increase over 1994.

     PROVISION FOR LOAN LOSSES. It is management's policy to maintain an allowance for loan losses at a level sufficient to absorb all potential losses inherent in the loan portfolio. The provision for loan losses represents the charge to earnings to cover these potential future losses. The amount of the provision charged to expense each year is dependent upon an assessment of the loan portfolio quality, current economic conditions and trends, financial condition of specific borrowers, past loan loss experience and net charge-offs during the year.

     The provision for loan losses for 1996 was $181 thousand, compared to $18 thousand for 1995 and $167 thousand for 1994. For a more detailed discussion of nonperforming assets and the allowance for loan losses, see "-- Asset Quality."

     GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE. The gain on the sales of securities available-for-sale totalled $560 thousand in 1996, compared to $653 thousand in 1995 and $59 thousand in 1994. The securities sold in 1996, 1995, and 1994 were the result of liquidity needs, changes in market interest rates, changes in prepayment and extension risk and other general asset/liability management considerations.

     GAIN ON SALE OF MORTGAGE LOANS HELD FOR RESALE. Due to the strategic expansion of GMMC, the gain on sales of mortgage loans held for resale for 1996 increased to $9.8 million, compared to $6.4 million for 1995 and $2.7 million for 1994. GMMC, which opened its first office in Maryland in 1996 and three new offices during 1995, has steadily increased its market share in the Washington Metropolitan area with loan closings totalling $616 million in 1996, $393 million in 1995, and $145 million in 1994.

     SERVICE CHARGES AND OTHER INCOME. Service charges and other income increased by 38.9%, to $4.4 million, for 1996, compared to $3.2 million for 1995. Service charges and other income for 1994 totalled $2.7 million. GMBS derives most of its service charges from checking, money market and NOW accounts. Other income consists primarily of letter of credit fees and other origination income from GMMC associated with the production of mortgage loans.

     NONINTEREST EXPENSES. During 1996, GMBS consummated its first acquisition and opened three new banking centers including its first branch office in Maryland. During 1995, GMBS opened two new banking centers and three off-site ATMs and in 1994, the Company opened four new banking centers and its first off-site ATM. In support of this strategic growth, total noninterest expenses, consisting of employee related costs, occupancy expenses, nonrecurring merger expenses and other overhead, totalled $32.2 million for 1996, $26.1 million for 1995 and $20.5 million for 1994, representing increases of $6.1 million, or 23.2%, between 1996 and 1995 and $5.7 million, or 27.7%, between 1995 and 1994.
The increase in expenses for 1996 and 1995 was primarily attributable to the strategic expansion of the Company's retail network, the continued growth of GMMC and the nonrecurring merger related costs associated with the purchase of Palmer National Bancorp, Inc.

     The single largest increase in noninterest expenses for 1996 was attributable to commissions and salaries expense at GMMC. GMMC's employee related expenses totalled $8.0 million for 1996 compared to $4.9 million for 1995, an increase of 63.1%. This $3.1 million increase accounted for 51.2% of the total increase in noninterest expenses.

     Salaries and employee benefits, the single largest category of noninterest expense, totalled $18.6 million for 1996, compared to $14.4 million for 1995, representing an increase of $4.2 million, or 29.2%. As previously mentioned, GMMC accounted for $3.1 million of the increase, while the remaining $1.1 million was attributable to George Mason Bank and George Mason Bank, N.A. The increase in employee related costs for 1995 accounted for 57.1% of the total increase in noninterest expenses for 1995 and was also largely attributable to the expansion of GMMC. Salaries and employee benefits totalled $11.1 million for 1994.

     Occupancy and furniture and equipment expenses increased by $991 thousand, or 23.3%, in 1996 to $5.2 million and $1.1 million, or 33.2%, in 1995 to $4.3 million. Occupancy and furniture and equipment expenses for 1994 totalled $3.2 million.

     Other operating expenses, which includes advertising, public relations, business development, merger related expenses, insurance, legal and other professional fees, data processing, expenses of foreclosed properties, stationery printing and office supplies, and various other overhead costs, totalled $8.4 million in 1996, compared to $7.5 million in 1995 and $6.1 million in 1994. These amounts reflect increases of 11.5% between 1996 and 1995 and 22.4% between 1995 and 1994. Nonrecurring merger related expenses totalled $561 thousand for 1996 compared to $198 thousand for 1995.

     INCOME TAX EXPENSE. Reported income tax expense for the year ended December 31, 1996 was $3.1 million compared to $2.1 million for 1995, and $1.8 million for 1994. The effective tax rate for 1996 was 30.9%, compared to 25.0% for 1995 and 26.9% for 1994. The lower tax rate in 1995 and 1994 primarily relates to the reversal of the deferred Tax Asset valuation allowance at GMBNA which had been previously established for net operating losses and other temporary differences.
Note 9 to GMBS' consolidated financial statements provides a reconciliation between the amount of income tax expense applying the federal statutory income tax rate and GMBS' actual income tax expense.

BALANCE SHEET ANALYSIS

     SECURITIES. The securities portfolio is presently comprised of U.S. Treasury securities, U.S. Government Agency securities, U.S. Agency mortgage backed securities, U.S. Agency and private issue collateralized mortgage obligations, taxable and tax-exempt state and political subdivision securities, Federal Reserve Bank and Federal Home Loan Bank stock. These securities provide a stable, yet diversified, income stream and represent a source of collateral for repurchase agreements and public funds. GMBS relies on its securities portfolio to ensure safe levels of liquidity, to risk manage interest rate exposure, to enhance the overall credit quality of GMBS' asset base, and to generate interest income. The cash flows from these securities are relatively predictable and satisfy GMBS' needs for liquidity.

     At December 31, 1996, the securities portfolio included approximately $168.8 million in Collateralized Mortgage Obligations (CMOs). These CMOs, which were predominantly planned amortization class (PAC) and accretion directed (AD) CMOs, have the same high credit quality as traditional mortgage backed securities, and provide greater predictability of cash flows because there is a principal repayment schedule that must be satisfied. Because of their conservative characteristics, these PAC and AD CMOs have less market value volatility and a lower yield than traditional mortgage backed securities and other classes of CMOs. GMBS' CMO portfolio at December 31, 1996 had an average life of 2.4 years with a yield of 6.43%.

     GMBS' securities portfolio at December 31, 1996 consisted of securities available-for-sale of $280.9 million (81.3% of the securities portfolio) and securities held-to-maturity totalling $64.6 million (18.7% of the securities portfolio). Securities available-for-sale at December 31, 1995 totalled $187.6 million (71.6% of the securities portfolio), securities held-to-maturity totalled $68.7 million (26.2% of the securities portfolio) and trading securities totalled $5.7 million (2.2% of the securities portfolio). Securities classified as held-to-maturity are intended to be held until their final maturity date, while securities available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the Federal tax position, liquidity needs and other asset/liability management issues. Held-to-maturity securities are reported at amortized cost and securities available-for-sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The trading securities which were reported at December 31, 1995 were held by GMBNA. Trading securities are reported at fair value with any unrealized gains and losses included in earnings. The Company does not currently have a trading portfolio.

     The securities available-for-sale portfolio on December 31, 1996 had an unrealized loss of $760 thousand and the securities held-to-maturity portfolio had an unrealized gain of $783 thousand. On December 31, 1995, the securities available-for-sale portfolio had an unrealized gain of $1.9 million, while the securities held-to-maturity portfolio had an unrealized gain of $1.4 million. One of the primary functions of GMBS' securities portfolio is to manage interest rate risk exposure. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan portfolio, which consists of floating and fixed rate loans, as well as changes in deposit rates, which are both variable and fixed. Therefore, any negative impact of holding below market securities should be partially offset by increases in earnings in the loan portfolio and corresponding increases in the market value of fixed rate liabilities. Also, the securities portfolio, which has an average life of approximately three years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term exposure to interest rate changes. For a more detailed discussion of interest rate risk management, see "-- Asset/Liability Management."

     Note 3 to the consolidated financial statements details the amortized cost, market values and scheduled maturities of the available-for-sale and held-to-maturity portfolios at December 31, 1996 and 1995.

     Additionally, TABLE 3 reflects the amortized cost, yield and contractual maturity of securities available-for-sale and securities held-to-maturity at December 31, 1996.

                        AVAILABLE-FOR-SALE PORTFOLIO(1)

                                                 DUE AFTER 1        DUE AFTER 5
                             DUE IN 1 YEAR        THROUGH 5         THROUGH 10          DUE AFTER
                                OR LESS             YEARS              YEARS             10 YEARS             TOTAL
                             --------------    ---------------    ---------------    ----------------    ----------------
                             AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                             ------   -----    -------   -----    -------   -----    --------   -----    --------   -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury Securities...  $3,514   5.37%    $ 6,496   5.88%    $     0   0.00%    $      0   0.00%    $ 10,010   5.70%
U.S. Government Agency
  Securities...............   1,502   4.97%      8,723   6.36%     13,021   7.07%       1,001   7.99%      24,247   6.72%
Mortgage-backed
  Securities...............     671   5.82%     29,390   6.47%     73,133   6.57%     140,080   6.56%     243,274   6.55%
State and Political
  Subdivision
  Securities(2)............       0   0.00%        464   8.96%        622   7.48%         230   7.34%       1,316   7.98%
Equity and Other
  Securities...............       0   0.00%        250   5.70%          0   0.00%       2,522   6.83%       2,772   6.73%
                             ------   -----    -------   -----    -------   -----    --------   -----    --------   -----
Total......................  $5,687   5.32%    $45,323   6.39%    $86,776   6.65%    $143,833   6.58%    $281,619   6.54%
                             ======   ====     =======   ====     =======   ====     ========   ====     ========   ====

                           HELD-TO-MATURITY PORTFOLIO

                                                 DUE AFTER 1        DUE AFTER 5
                             DUE IN 1 YEAR        THROUGH 5         THROUGH 10          DUE AFTER
                                OR LESS             YEARS              YEARS             10 YEARS             TOTAL
                             --------------    ---------------    ---------------    ----------------    ----------------
                             AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                             ------   -----    -------   -----    -------   -----    --------   -----    --------   -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Government Agency
  Securities...............  $3,223   6.88%    $ 1,448   7.32%    $     0   0.00%    $      0   0.00%    $  4,671   7.02%
Mortgage-backed
  Securities...............       0   0.00%     15,446   6.10%     17,451   6.51%       8,188   6.69%      41,085   6.39%
State and Political
  Subdivision
  Securities(2)............     250   7.80%      3,105   8.29%      5,417   7.53%      10,046   7.84%      18,818   7.82%
                             ------   -----    -------   -----    -------   -----    --------   -----    --------   -----
Total......................  $3,473   6.95%    $19,999   6.53%    $22,868   6.75%    $ 18,234   7.32%    $ 64,574   6.85%
                             ======   ====     =======   ====     =======   ====     ========   ====     ========   ====

---------------

(1) Available-for-sale securities are presented at amortized cost.

(2) The yield on State and Political Subdivision Securities is included on a taxable-equivalent basis using a 34% tax rate.

     LOAN PORTFOLIO. The loan portfolio constitutes the largest segment of earning assets and is a significant source of interest and fee income for the Company. The loan portfolio at December 31, 1996 was composed of 27.0% in commercial loans, 8.6% in real estate construction loans, 41.9% in real estate-mortgage loans, 11.8% in home equity loans, and 10.7% in consumer loans. The loan portfolio mix did not change significantly from December 31, 1995, with the exception of consumer loans which increased by $27.2 million or 211.3%. The growth in consumer loans was primarily attributable to indirect auto loans which totalled $28.7 million at December 31, 1996 compared to $5.2 million at December 31, 1995. The growth in the consumer loan portfolio was attributable to GMBS' strategy to further diversify the loan portfolio which has traditionally been concentrated in real estate and commercial lending.

     Loan demand continued to improve throughout 1996 as loans, net of unearned income (exclusive of mortgage loans held for resale), increased to $373.6 million at December 31, 1996, compared to $299.6 million at December 31, 1995 and $246.5 million at December 31, 1994. These amounts reflect increases of $74.1 million, or 24.7%, from 1995 to 1996 and $53.1 million, or 21.5%, from
1994 to 1995.

     The real estate loan portfolio is comprised of both commercial and residential loans on properties, primarily in the Washington Metropolitan area. Real estate mortgage loans totalled $157.0 million at December 31, 1996. Approximately 58% of mortgage loans consisted of loans secured by commercial properties and approximately 42% consisted of residential mortgages. Risk in the commercial mortgage portfolio is controlled through conservative underwriting based on an analysis of independent appraisals and historical cash flow generated by the underlying commercial property. Risk in the residential mortgage portfolio is controlled through analysis of market appraisals of the collateral as well as the sufficiency and stability of the borrowers' historical income sources. Real estate construction loans constituted 8.6% of the total loan portfolio at December 31, 1996 compared to 10.9% on December 31, 1995. This concentration of risk is minimized by limiting the speculative unit/lot inventory that GMBS will finance in any project and by maintaining conservative loan-to-value ratios. Moreover, these projects are dispersed over a significant number of submarkets and across a diversified group of high quality builders. Economic and market factors affecting this industry grouping are reviewed frequently and adjustments are made to coincide with trends identified through analysis of relevant factors. In addition, GMMC pre-qualifies contract buyers to add validity to the repayment source for pre-sold units.

     Commercial loans are well diversified as to the purpose and types of organizations, companies and individuals, which helps to minimize risk within this category of loans. Loans to government contractors constitute 11.0% of the commercial loan portfolio. Concentration risk is mitigated in this area by the direct assignment of prime government receivables due to these borrowers. In addition, GMBS performs frequent borrowing base reviews to assess the quality of underlying receivable assets for this group of borrowers. Finally, independent accounting firms are engaged to perform periodic field audits to determine compliance with borrowing agreements and to verify the borrowers' pledged receivables. The remainder of GMBS' commercial loan portfolio consists of loans typically extended to commercial, professional and retail concerns for the financing of working capital, equipment, fixed assets and other commercial purposes. Conservative loan-to-value ratios, cash flow coverage and debt service ratios are employed to mitigate standard risk factors in these credits.

     Mortgage loans held for resale totalled $73.0 million at December 31, 1996, $55.5 million at December 31, 1995, and $18.5 million at December 31, 1994. The substantial increase from 1994 to 1996 was due to the strategic expansion of GMMC described above. GMMC originates permanent mortgage loans that are sold in the secondary market.

     During 1994, product development efforts were focused on an innovative home equity product which was unveiled in early 1994, resulting in an increase in home equity loans outstanding to $44.1 million at December 31, 1996, compared to $32.0 million at December 31, 1995, and $22.0 million at December 31, 1994. In addition, GMBS has focused its efforts on Small Business Administration (SBA) lending, government contract lending, lending to the medical community and indirect auto lending. The continued efforts to expand consumer lending and business banking relationships in 1997 will help to continue to diversify the loan portfolio. TABLE 4 summarizes the composition of the loan portfolio at the periods indicated and TABLE 4A presents the maturities of commercial and real estate construction loans as of December 31, 1996.

TABLE 4. LOAN PORTFOLIO

                                                                          DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                            % OF                % OF                % OF                % OF                % OF
                                            LOANS               LOANS               LOANS               LOANS               LOANS
                                             TO                  TO                  TO                  TO                  TO
                                            GROSS               GROSS               GROSS               GROSS               GROSS
                                  1996      LOANS      1995     LOANS      1994     LOANS      1993     LOANS      1992     LOANS
                                --------    -----    --------   -----    --------   -----    --------   -----    --------   -----
                                                                     (DOLLARS IN THOUSANDS)
Commercial....................  $100,986     27.0%   $ 91,268    30.4%   $103,575    41.8%   $ 92,698    41.7%   $ 92,857    48.0%
Real Estate -- Construction...    32,203      8.6%     32,614    10.9%     36,913    14.9%     44,480    20.0%     14,124     7.3%
Real Estate -- Mortgage.......   156,958     41.9%    131,789    43.8%     76,930    31.0%     64,846    29.2%     64,497    33.3%
Home Equity Lines.............    44,141     11.8%     31,962    10.6%     21,978     8.9%     10,190     4.6%     12,718     6.6%
Consumer......................    40,083     10.7%     12,874     4.3%      8,583     3.4%      9,962     4.5%      9,341     4.8%
                                --------    -----    --------   -----    --------   -----    --------   -----    --------   -----
        Gross Loans...........   374,371    100.0%    300,507   100.0%    247,979   100.0%    222,176   100.0%    193,537   100.0%

Deferred Loan Fees & Unearned
  Discount....................      (758)                (949)             (1,523)             (1,222)               (804)
                                --------             --------            --------            --------            --------
Loans (net of unearned
  income).....................   373,613              299,558             246,456             220,954             192,733
                                --------             --------            --------            --------            --------
  Allowance for Loan Losses...    (5,659)              (5,529)             (5,805)             (5,641)             (6,119)
                                --------             --------            --------            --------            --------
Loans, net....................   367,954              294,029             240,651             215,313             186,614
                                --------             --------            --------            --------            --------
Mortgage loans held for
  resale......................    72,983               55,482              18,506              21,831               2,598
                                --------             --------            --------            --------            --------
Total Loans (Net).............  $440,937             $349,511            $259,157            $237,144            $189,212
                                ========             ========            ========            ========            ========

TABLE 4A. MATURITY SCHEDULE OF SELECTED LOANS
(DOLLARS IN THOUSANDS)

                                                                                  OVER ONE
                                                                  ONE YEAR        THROUGH         OVER FIVE
                                                                  OR LESS        FIVE YEARS         YEARS           TOTAL
                                                                  --------       ----------       ---------       ---------
Commercial..................................................      $83,215         $ 12,239         $ 5,532        $ 100,986
Real Estate Construction....................................       32,094              109               0           32,203
                                                                  --------         -------          ------         --------
    Total...................................................      $115,309        $ 12,348         $ 5,532        $ 133,189
                                                                  ========         =======          ======         ========
Loans with predetermined rates..............................      $ 1,865         $  6,047         $ 4,559        $  12,471
Loans with variable rates...................................      $109,355          11,054             309          120,718
                                                                  --------         -------          ------         --------
    Total...................................................      $111,220        $ 17,101         $ 4,868        $ 133,189
                                                                  ========         =======          ======         ========

     DEPOSITS. Deposits continue to represent GMBS' most stable and fundamental funding source, as GMBS continues to benefit from its growing retail network, quality customer service and reputation for safety and soundness. GMBS offers individuals and businesses a variety of deposit accounts, including checking, savings, money market, and certificates of deposit, which are obtained primarily from the communities which GMBS services.

     Deposits totalled $693.6 million at December 31, 1996, compared to $554.5 million at December 31, 1995, representing an increase of $139.1 million, or 25.1%. The growth in deposits was primarily attributable to time deposits, as certificates of deposit grew by $106.7 million, which accounted for 76.7% of the growth in total deposits. Demand deposits totalled $132.4 million and represented 19.1% of total deposits at December 31, 1996 compared to $116.7 million (21.1% of total deposits) at December 31, 1995. Savings deposits grew by $16.0 million to $162.4 million at December 31, 1996.

     Certificates of deposit $100 thousand and over at December 31, 1996 totalled $81.9 million. Certificates of deposit $100 thousand and over totalled $64.6 million and $37.6 million at December 31, 1995 and 1994, respectively. Total brokered deposits at year-end 1996 totalled $2.2 million compared to $2.1 million at December 31, 1995, and $5.0 million on December 31, 1994. GMBS does not rely on brokered deposits as a source of funding, but will solicit brokered deposits from time to time when the interest rates on these deposits are particularly attractive.

     TABLE 5 shows the components of average deposits and interest rates and TABLE 6 shows the maturity schedule of certificates of deposit $100 thousand and over.

TABLE 5. DEPOSIT ANALYSIS

                                              1996                   1995                   1994
                                       ------------------     ------------------     ------------------
                                       AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                       BALANCE     RATE       BALANCE     RATE       BALANCE     RATE
                                       --------   -------     --------   -------     --------   -------
                                                            (DOLLARS IN THOUSANDS)
INTEREST-BEARING DEPOSITS
  Interest Checking Deposits.........  $ 45,953     2.06%     $ 43,974     2.47%     $ 41,193     2.59%
  Money Market Deposits..............   102,817     3.02%      115,730     3.16%      133,214     2.79%
  Savings Deposits...................    57,235     4.31%       23,748     3.98%       19,357     2.68%
  Certificates of Deposit............   221,034     5.50%      168,145     5.66%       94,887     4.54%
  Certificates of Deposit
     >$100,000.......................    70,561     5.42%       46,853     5.67%       27,047     4.25%
                                       --------     ----      --------     ----      --------     ----
     Total Interest-Bearing
       Deposits......................   497,600     4.52%      398,450     4.49%      315,698     3.41%
     Total Demand Deposits...........   105,376     0.00%       94,449     0.00%       85,256     0.00%
                                       --------     ----      --------     ----      --------     ----
     Total Deposits..................  $602,976     3.73%     $492,899     3.63%     $400,954     2.69%
                                       ========     ====      ========     ====      ========     ====

TABLE 6. MATURITY OF CDS $100,000 AND OVER

                                                 1996                  1995                  1994
                                           -----------------     -----------------     -----------------
                                           BALANCE   PERCENT     BALANCE   PERCENT     BALANCE   PERCENT
                                           -------   -------     -------   -------     -------   -------
                                                              (DOLLARS IN THOUSANDS)
Three months or less.....................  $11,314     13.8%     $21,838     33.8%     $ 9,232     24.5%
Over three months to six months..........   12,328     15.1%       8,971     13.9%       4,736     12.6%
Over six months to twelve months.........   44,377     54.2%      23,025     35.7%      12,307     32.7%
Over twelve months.......................   13,858     16.9%      10,729     16.6%      11,353     30.2%
                                           -------     ----      -------     ----      -------     ----
          Total..........................  $81,877    100.0%     $64,563    100.0%     $37,628    100.0%
                                           =======     ====      =======     ====      =======     ====

SHORT-TERM BORROWING ANALYSIS

     The major component of short-term borrowings is funds acquired from securities sold under repurchase agreements. These repurchase agreements generally mature daily or on demand. Average repurchase agreements for 1996 totalled $59.7 million, or 79.8% of total short-term borrowings.

     Other short-term borrowings consisted of Federal funds borrowed from correspondent banks, advances from the Federal Home Loan Bank of Atlanta and U.S. Treasury tax and loan deposit notes which are payable on demand. TABLE 7 summarizes short-term debt and weighted average interest rates for 1996, 1995 and 1994.

TABLE 7. SHORT-TERM BORROWINGS

                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Balance at December 31.......................................  $102,398     $55,747     $40,129
Weighted average interest rate at December 31................      4.68%       4.14%       3.59%
Average daily amount outstanding.............................  $ 74,876     $44,076     $33,254
Weighted average interest rate during the year...............      4.66%       4.46%       2.50%
Maximum outstanding at any month end.........................  $102,398     $42,313     $41,991
Memorandum item:

  FHLB Short-Term Advances Outstanding.......................  $  1,000     $ 4,500     $     0

CAPITAL RESOURCES

     Shareholders' equity at December 31, 1996 was $64.3 million, compared to $57.9 million on December 31, 1995 and $46.8 million on December 31, 1994.

     Factors contributing to the increase in equity for 1996 were earnings of $6.9 million and new shares issued through various employee stock option and dividend reinvestment plans, resulting in additional equity of $3.3 million. The increase in equity was partially offset by the regular quarterly cash dividend totalling $2.2 million ($.46 per share) and a $1.6 million decrease in the unrealized holding gains and losses in the securities available-for-sale portfolio.

     The growth in shareholders' equity during 1995 was primarily attributable to $6.3 million in earnings, and an increase in the unrealized holding gains and losses on securities available-for-sale of $4.7 million. Additional factors contributing to the equity increase in 1995 were new shares issued through various employee stock option plans and GMBS' dividend reinvestment plan, resulting in additional equity of $1.6 million. The largest reduction in shareholders' equity during 1995 resulted from the regular quarterly dividend, which totalled $1.5 million for the year, or $.38 per share.

     Various regulatory agencies, including the FRB, have adopted risk-based capital requirements for assessing bank holding companies' capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The capital requirements classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital generally includes common shareholders' equity less deductions for goodwill and other intangibles, and Tier 2 capital is primarily a portion of the general valuation allowance for loan losses and certain qualifying debt instruments. The minimum requirement for the ratio of total capital to risk-adjusted assets is 8%.

     In addition, the FRB has established minimum leverage ratio requirements for bank holding companies that provide for a minimum ratio of Tier 1 capital to total average quarterly assets, less goodwill and other intangible assets. The minimum leverage ratio for bank holding companies receiving the highest rating under the regulatory rating system and meeting certain other specified criteria is 3%. All other banking organizations are required to maintain a leverage ratio of at least 4% to 5%.

     At December 31, 1996, GMBS' Tier 1 and total risk-based capital ratios were 12.3% and 13.4%, respectively, compared to 13.7% and 14.9% at December 31, 1995, and 14.1% and 15.3% at December 31, 1994. GMBS' leverage ratio was 7.6% at December 31, 1996, 8.8% at December 31, 1995 and 9.6% at December 31, 1994. As shown in the TABLE 8 and Note 16 to the consolidated financial statements, GMBS' capital structure places it well above the FRB's guidelines.

TABLE 8. SHAREHOLDERS' EQUITY

                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
Common Stock...............................................  $  5,581     $  5,278     $  5,099
Surplus....................................................    38,472       35,523       34,072
Retained Earnings..........................................    21,094       16,416       11,616
Treasury Stock & unearned ESOP.............................         0          (42)        (102)
Unrealized holding gains (losses) on securities available
  for sale.................................................      (803)         752       (3,909)
                                                             --------     --------     --------
          Total Shareholders' Equity.......................    64,344       57,927       46,776
Less: unrealized (gains) losses on securities available for
  sale.....................................................       803         (752)       3,909
Less: disallowed intangibles...............................      (204)        (256)        (307)
                                                             --------     --------     --------
          Total Tier 1 Capital.............................    64,943       56,919       50,378
TIER 2 CAPITAL:
Qualifying allowance for loan losses.......................     5,659        5,195        4,471
                                                             --------     --------     --------
          Total Tier 2 Capital.............................     5,659        5,195        4,471
                                                             --------     --------     --------
TOTAL RISK-BASED CAPITAL...................................  $ 70,602     $ 62,114     $ 54,849
                                                             ========     ========     ========
Risk Weighted Assets.......................................  $527,449     $415,559     $357,718
RATIOS:
Tier 1 Capital to risk weighted assets.....................      12.3%        13.7%        14.1%
Total risk-based capital ratio.............................      13.4%        14.9%        15.3%
Leverage Ratio-Tier 1 Capital to quarterly average assets
  less intangibles.........................................       7.6%         8.8%         9.6%

ASSET QUALITY

     CREDIT POLICIES. GMBS employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with GMBS' policies. GMBS' loan approval policies provide for various levels of officer lending authority. In general, the largest unsecured individual lending authority currently granted by the Company is $100 thousand and the largest secured lending authority given to any one individual is currently $500 thousand. A combination of approvals from four officers, two of whom must be the President and Senior Credit Officer, may lend up to an aggregate of $1.0 million on an unsecured basis, and $2.5 million on a secured basis to any one borrower. Loans which in the aggregate exceed $1.0 million on an unsecured basis, or $2.5 million on a secured basis, must be approved both by the officers' loan committee and the Board loan committee comprised of George Mason Bank's President, Senior Credit Officer and three members of the Board of Directors who serve on a rotating basis.

     A major element of credit risk management is the diversification of risk. GMBS' objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, policy constraints, economic conditions, collateral and products. GMBS has no highly leveraged transaction loans or loans to foreign countries. GMB generally does not make loans outside its market area unless the borrower has an established relationship with GMB and conducts its principal business operations within GMB's market area. Consequently, GMB and its borrowers are directly affected by the economic conditions prevailing in its market area. In particular, GMB has been very active in lending to builders of single family homes in Northern Virginia. Although considered to be a real estate transaction,the credit risk associated with these loans has been managed through the use of conservative underwriting criteria. In general, GMB lends on single family homes which have been pre-sold to qualified home buyers, and GMB limits its exposure on lot loans and speculative units. Other than loans to single family home builders, GMB does not presently have a significant exposure to any one individual client or industry.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses represents management's view as to the amount necessary to absorb potential losses in the loan portfolio. The amount of the provision charged to expense each year is dependent upon an assessment of the loan portfolio quality, current economic trends and conditions, evaluation of specific client compositions, past loan experience and the net charge-offs during the year.

     Judgments of lending officers and senior management, opinions of an independent loan review consulting firm, bank regulatory agencies and advice from GMBS' independent public accountants are considered in reviewing and assessing the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 1996 was adequate to cover credit losses inherent in the loan portfolio.

     Net charge-offs in 1996 declined to $51 thousand, compared to $294 thousand for the same period last year. Net charge-offs for 1994 totalled $3 thousand. The ratio of net charge-offs to average total loans was 0.02% in 1996 compared to 0.11% in 1995 and 0.00% in 1993. A detailed analysis of charge-offs, recoveries and provision for loan losses is provided in TABLE 9. The ratio of allowance for loan losses to total loans at year end 1996 was 1.51%, compared to 1.85% at year end 1995 and 2.36% at year end 1994. For a more detailed discussion of nonperforming assets and past due loans, see "-- Nonperforming Assets and Past Due Loans."

TABLE 9. ALLOWANCE FOR LOAN LOSSES

                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of year........  $  5,529     $  5,805     $  5,641     $  6,119     $  5,286
Provision charged to expense........       181           18          167          620        5,050
Charge-offs:
  Commercial and other..............        86           92          274          361          264
  Consumer..........................        47           36           22          123          163
  Real Estate -- Mortgage...........        41          300          236        1,147        4,162
  Real Estate -- Construction.......         0           63            1            0            0
                                      --------     --------     --------     --------     --------
     Total Charge-offs..............       174          491          533        1,631        4,589
Recoveries:
  Commercial and other..............        34           35          165          316           96
  Consumer..........................        11           30           14          111           65
  Real Estate -- Mortgage...........        78          112          325          106          211
  Real Estate -- Construction.......         0           20           26            0            0
                                      --------     --------     --------     --------     --------
     Total Recoveries...............       123          197          530          533          372
Net Charge-Offs.....................        51          294            3        1,098        4,217
                                      --------     --------     --------     --------     --------
Balance at end of year..............  $  5,659     $  5,529     $  5,805     $  5,641     $  6,119
                                      ========     ========     ========     ========     ========
Average Total Loans(1)..............  $330,837     $263,194     $235,497     $206,145     $192,691
Total Loans at December 31,(1)......  $373,613     $299,558     $246,456     $220,954     $192,733
Ratio of net charge-offs to average
  total loans.......................      0.02%        0.11%        0.00%        0.53%        2.19%
Ratio of allowance for loan losses
  to total loans at year end........      1.51%        1.85%        2.36%        2.55%        3.17%

---------------

(1) Total Loans are reported net of unearned income and do not include Mortgage Loans Held for Resale.

TABLE 9A. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Commercial..........................  $    934     $    706     $    967     $    950     $  2,720
Consumer............................       256          224          195          256          231
Real Estate -- Mortgage.............     2,650        3,041        3,100        2,853        2,703
Real Estate -- Construction.........       511          729          685          662          343
Unallocated.........................     1,308          829          858          920          122
                                      --------     --------     --------     --------     --------
Total...............................  $  5,659     $  5,529     $  5,805     $  5,641     $  6,119
                                      ========     ========     ========     ========     ========
PERCENTAGE ALLOCATION TO TOTAL LOANS
Commercial..........................      27.0%        30.4%        41.8%        41.7%        48.0%
Consumer............................      10.7%         4.3%         3.4%         4.5%         4.8%
Real Estate -- Mortgage.............      53.7%        54.4%        39.9%        33.8%        39.9%
Real Estate -- Construction.........       8.6%        10.9%        14.9%        20.0%         7.3%
                                      --------     --------     --------     --------     --------
Total...............................     100.0%       100.0%       100.0%       100.0%       100.0%
                                      ========     ========     ========     ========     ========
Gross Loans.........................  $374,371     $300,507     $247,979     $222,176     $193,537
                                      ========     ========     ========     ========     ========

     NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate, totalled $2.0 million at December 31, 1996, compared to $3.9 million at December 31, 1995, and $3.6 million at December 31, 1994.

     Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased by $1.5 million during 1996 to $1.5 million, compared to $3.0 million at December 31, 1995. Nonaccrual loans at December 31, 1994 totalled $1.7 million. GMBS had loans totalling $95 thousand at the end of 1996, $744 thousand at the end of 1995, and $1.6 million at the end of 1994, as to which the loan terms were modified to provide for a reduced rate of interest due to the financial condition of the borrower.

     Other real estate at December 31, 1996 totalled $398 thousand. Other real estate totalled $109 thousand at December 31, 1995, compared to $237 thousand at December 31, 1994. The properties and collateral securing these loans are constantly reevaluated and loan balances written down as deemed necessary.

TABLE 10. CREDIT QUALITY

     TABLE 10 details nonperforming assets and past due loans and the related asset quality ratios for the past five years.

                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Nonaccrual Loans....................  $  1,487     $  3,024     $  1,709     $  3,695     $  5,878
Restructured Loans..................        95          744        1,595          204          785
                                      --------     --------     --------     --------     --------
     TOTAL NONPERFORMING LOANS......     1,582        3,768        3,304        3,899        6,663
Other Real Estate...................       398          109          237          534        3,024
                                      --------     --------     --------     --------     --------
     TOTAL NONPERFORMING ASSETS.....     1,980        3,877        3,541        4,433        9,687
Loans past due 90 days or more and
  accruing interest.................         0            0           10          780        1,396
                                      --------     --------     --------     --------     --------
     TOTAL NONPERFORMING ASSETS AND
       LOANS PAST DUE 90 DAYS OR
       MORE.........................  $  1,980     $  3,877     $  3,551     $  5,213     $ 11,083
                                      ========     ========     ========     ========     ========
Total Loans at December 31,(1)......   373,613     $299,558     $246,456     $220,954     $192,733
Allowance for Loan Losses...........     5,659        5,529        5,805        5,641        6,119
Total Assets........................   872,470      679,596      550,799      461,184      406,781
ASSET QUALITY RATIOS:
Allowance for Loan Losses to
  Period-end Loans..................      1.51%        1.85%        2.36%        2.55%        3.17%
Allowance for Loan Losses to
  Nonperforming Loans (Multiple)....      3.58x        1.47x        1.76x        1.45x        0.92x
Total Nonperforming Loans to Total
  Loans.............................      0.42%        1.26%        1.34%        1.76%        3.46%
Total Nonperforming Assets to Total
  Assets............................      0.23%        0.57%        0.64%        0.96%        2.38%
Nonperforming Assets to Total Loans
  plus Other Real Estate............      0.53%        1.29%        1.44%        2.00%        4.95%
Nonperforming Assets and Loan Past
  Due 90 days or more to Total Loans
  and Other Real Estate.............      0.53%        1.29%        1.44%        2.35%        5.66%

---------------

(1) Total Loans are reported net of unearned income and do not include Mortgage Loans Held for Resale.

     POTENTIAL PROBLEM ASSETS. GMBS has a policy to continually review and monitor extensions of credit for possible adverse conditions that may affect contractual repayments and institutes appropriate actions to minimize any potential loss. GMBS maintains an internal list of loans for management that includes performing loans that have been identified as requiring a closer level of monitoring. Approximately 2.1% of the total loan portfolio appeared on this internal list as of December 31, 1996. Loans appearing on the internal list at December 31, 1996 included $2.8 million in special mention and $5.0 million in loans classified as substandard, with no loans classified as doubtful or loss. In management's judgment, there are no other loans which represent material credits which cause management to have serious doubts as to the ability of borrowers to comply with their respective loan repayment terms.

     At December 31, 1996, loans that were 30 to 89 days past due totalled $251 thousand.

ASSET/LIABILITY MANAGEMENT

     LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS. The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

     The objective of liquidity management is to maintain sufficient cash flows to meet the demand for funds from both depositors and borrowers. GMBS manages its liquidity position by maintaining adequate levels of liquid assets, which include cash and due from banks, Federal funds sold and the securities available-for-sale portfolio. GMBS also maintains additional sources of liquidity through a variety of short term borrowing arrangements. GMBS maintains Federal funds lines with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center banking institutions. The Federal Home Loan Bank of Atlanta has extended a secured line of credit in the amount of $95 million. GMBS currently has $4.0 million in long-term advances outstanding from the Federal Home Loan Bank of Atlanta. Note 8 to the consolidated financial statements provides further details on GMBS' borrowing arrangements.

     At December 31, 1996, cash equivalents and securities available-for-sale totalled $345.8 million, compared to $237.2 million at December 31, 1995. In addition, GMBS' strong capital position, a large core deposit base, the quality of assets and continued earnings power will help support GMBS' long term liquidity needs.

     An important element of asset/liability management is the monitoring of GMBS' sensitivity to interest rate movements. In order to measure the effect of interest rates on GMBS' net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios, as well as the expected magnitude of the repricing of specific asset and liability categories, by assigning earnings change ratios to individual balance sheet items. GMBS evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon their outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which is primarily fixed rate, to hedge against movements in the loan portfolio, which contains fixed and variable rate assets. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

     The data in TABLE 11 reflects contractual repricing or maturities of various assets and liabilities at December 31, 1996. This gap represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, GMBS' static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation," TABLE 11 also presents interest sensitivity on an income statement basis using Beta adjustments. Beta adjustments give recognition to the fact that assets and liabilities do not reprice to the same degree and are designed to predict changes in consumer deposit rates and other interest rates, based on changes in the prime rate. In addition, mortgage loans held for resale, which generally have maturities of seven years or more are included in the one to 90 day category as they are pre-sold and are kept on GMBS' books for less than 90 days. GMBS' cumulative gap at the one-year repricing period showed that GMBS was liability sensitive by $229.9 million, or 26.4% of total assets at December 31, 1996. On an adjusted basis, GMBS' cumulative gap showed a liability sensitive position of $64.2 million, or 7.4% of total assets, which would indicate that the net interest margin would decrease in a rising rate environment and increase in a falling rate environment.

TABLE 11.  INTEREST RATE GAP ANALYSIS

                                                              DECEMBER 31, 1996
                                           -------------------------------------------------------
                                             1-90       91-180      181-365      1-5       OVER 5
                                             DAYS        DAYS        DAYS       YEARS      YEARS
                                           ---------   ---------   ---------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS:
  Federal Funds Sold.....................  $  23,800   $       0   $       0   $      0   $      0
  Securities.............................     14,614      15,818      43,774    209,648     61,579
  Mortgage Loans Held for Resale.........     72,983           0           0          0          0
  Loans..................................    182,434       6,407       7,632    143,457     33,683
                                           ---------   ---------   ---------   --------   --------
          Total..........................    293,831      22,225      51,406    353,105     95,262
                                           ---------   ---------   ---------   --------   --------
          Cumulative Totals..............    293,831     316,056     367,462    720,567    815,829

INTEREST-SENSITIVE LIABILITIES:
  Interest Checking Accounts.............     49,002           0           0          0          0
  Savings Accounts.......................     73,973           0           0          0          0
  Money Market Deposit Accounts..........     88,441           0           0          0          0
  Certificate of Deposits................    195,122      25,968      61,990     55,711     10,972
  Repurchase Agreements & Federal
     Funds...............................     97,469           0           0          0          0
  FHLB -- Advances.......................          0         500         500      3,000          0
  U.S. Demand Notes......................      4,429           0           0          0          0
                                           ---------   ---------   ---------   --------   --------
          Totals.........................    508,436      26,468      62,490     58,711     10,972
                                           ---------   ---------   ---------   --------   --------
          Cumulative Totals..............    508,436     534,904     597,394    656,105    667,077
                                           ---------   ---------   ---------   --------   --------
          Gap............................  $(214,605)  $  (4,243)  $ (11,084)  $294,394   $ 84,290
                                           =========   =========   =========   ========   ========
          Cumulative Gap.................  $(214,605)  $(218,848)  $(229,932)  $ 64,462   $148,752
                                           =========   =========   =========   ========   ========
Adjustments:
  Beta Adjustments
     Interest Checking (beta factor
       .15)..............................     41,651           0           0          0          0
     Savings Accounts (beta factor
       .10)..............................     66,576           0           0          0          0
     Money Market Accounts (beta factor
       .35)..............................     57,487           0           0          0          0
                                           ---------   ---------   ---------   --------   --------
Cumulative Beta Adjusted Gap.............  $ (48,891)  $ (53,134)  $ (64,218)  $230,176   $314,466
                                           =========   =========   =========   ========   ========
As Reported Information:
Interest-Sensitive
  Assets/Interest-Sensitive Liabilities
  (Cumulative):..........................      57.79%      59.09%      61.51%    109.82%    122.30%
Cumulative Gap/Total Assets..............     (24.60)%    (25.08)%    (26.35)%     7.39%     17.05%
Beta Adjusted Information:
Interest-Sensitive
  Assets/Interest-Sensitive Liabilities
  (Cumulative):..........................      85.73%      85.61%      85.12%    146.94%    162.72%
Cumulative Gap/Total Assets..............      (5.60)%     (6.09)%     (7.36)%    26.38%     36.04%

     IMPACT OF INFLATION AND CHANGING PRICES. The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation.

NEW ACCOUNTING STANDARDS

     SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS No. 123 provides companies with an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation plans. This standard is effective in 1996. GMBS does not intend to adopt this alternative. Therefore, there is no effect on the 1996 and 1995 financial statements. Note 14 to the consolidated financial statements details required pro forma disclosures for awards granted in 1996 and 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item as it relates to financial statements is incorporated herein by reference to pages 13 to 29 in the Company's 1996 Annual Report to Shareholders.

     The Audited Consolidated Financial Statements of The Palmer National Bancorp, Inc., and Subsidiaries as of December 31, 1995 and 1994, and For the Years Ended December 31, 1995, 1994, and 1993 are included herein.

                                                               EXHIBIT 13A

                          ARTHUR ANDERSEN LLP

        THE PALMER NATIONAL BANCORP, INC.,
        AND SUBSIDIARIES

        CONSOLIDATED FINANCIAL STATEMENTS
        AS OF DECEMBER 31, 1995 AND 1994, AND
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993,
        TOGETHER WITH AUDITORS' REPORT

                              ARTHUR ANDERSEN LLP





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Palmer National Bancorp, Inc.,
and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Palmer National Bancorp, Inc. ("Bancorp," a Delaware corporation), and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Palmer National Bancorp, Inc., and Subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 1 of the notes to the financial statements, effective January 1, 1993, Bancorp changed its method of accounting for income taxes and, effective December 31, 1993, changed its method of accounting for securities.


                                                             ARTHUR ANDERSEN LLP

Washington, D.C.,
  February 14, 1996, except
  with respect to the matter
  discussed in Note 20, as to
  which the date is May 17, 1996.

                       THIS PAGE LEFT BLANK INTENTIONALLY

                       THE PALMER NATIONAL BANCORP, INC.,
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994

                                    ASSETS
                                                                         1995              1994
                                                                    ------------      -------------

CASH AND DUE FROM BANKS                                             $  5,364,481       $ 4,476,667

FEDERAL FUNDS SOLD                                                     6,000,000        13,900,000
                                                                    ------------      -------------
                 Total cash and cash equivalents                      11,364,481        18,376,667


TRADING SECURITIES                                                     5,693,474         5,299,172

INVESTMENT SECURITIES                                                 19,806,781        18,066,247

FEDERAL RESERVE BANK STOCK                                               215,900           215,900

LOANS RECEIVABLE, net                                                 61,058,642        48,962,953

ACCRUED INTEREST RECEIVABLE                                               631,292           482,544

PREMISES AND EQUIPMENT, net                                              604,264           615,612

OTHER REAL ESTATE OWNED, net                                             109,032                 -

DEFERRED TAX ASSET, net                                                  478,942           274,382

OTHER ASSETS                                                           1,200,680         1,159,171
                                                                    ------------      -------------
                 Total assets                                       $101,163,488       $93,452,648
                                                                    ============      =============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       THE PALMER NATIONAL BANCORP, INC.,
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31,1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  LIABILITIES

                                                                                            1995             1994
                                                                                        ------------     -----------
DEPOSITS:
     Demand deposits                                                                    $ 16,367,033     $15,596,221
     Savings and interest-bearing demand deposits                                         17,132,723      17,288,128
     Money market demand deposits                                                         30,882,271      29,131,077
     Certificates of deposit-
          Denominations less than $100,000                                                 7,722,648       7,499,415
          Denominations of $100,000 or more                                                6,799,472       4,935,581
                                                                                        ------------     -----------
                 Total deposits                                                           78,904,147      74,450,422
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                            11,884,940      10,811,350
ACCRUED INTEREST PAYABLE                                                                     190,018         110,674
DEBT OF EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")                                                     -          81,252
OTHER LIABILITIES                                                                            601,031         218,916
                                                                                        ------------     -----------
                 Total liabilities                                                        91,580,136      85,672,614
                                                                                        ------------     -----------

                             STOCKHOLDERS' EQUITY

CLASS B VOTING COMMON STOCK, $5 per share par value, 1,000,000
     shares authorized, 509,114 shares issued                                              2,545,570       2,545,570
COMMON STOCK, $5 per share par value, 1,500,000 shares
     authorized, 97,774 and 97,574 shares issued, respectively                               488,870         487,870
NON-VOTING COMMON STOCK, $5 per share par value, 500,000
     shares authorized, 115,605 shares issued and outstanding                                578,025         578,025
PAID-IN CAPITAL                                                                            6,589,403       6,588,003
RETAINED DEFICIT                                                                            (653,678)     (1,522,764)
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES, net of tax                           77,137        (794,846)
LESS- TREASURY STOCK, AT COST-
     Class B voting common stock and common stock, 2,470 and
     1,433 shares and 712 and 282 shares, respectively                                       (41,975)        (20,572)
                                                                                        ------------     -----------
                                                                                           9,583,352       7,861,286
UNEARNED ESOP SHARES                                                                               -         (81,252)
                                                                                        ------------     -----------
                 Total stockholders' equity                                                9,583,352       7,780,034
                                                                                        ------------     -----------
                 Total liabilities and stockholders' equity                             $101,163,488     $93,452,648
                                                                                        ============     ===========



        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       THE PALMER NATIONAL BANCORP, INC.,
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                    1995          1994          1993
                                                                                ------------  -----------    ----------
INTEREST AND DIVIDEND INCOME:
     Interest and fees on loans                                                 $4,769,027     $4,116,390     $3,611,298
     Trading account interest                                                      230,687        179,007        137,979
     Interest on investment securities                                           1,208,681      1,199,239      1,077,915
     Federal funds sold                                                            611,729        357,266        343,134
     Federal Reserve Bank stock dividends                                           12,954         11,746         11,866
                                                                                ----------    -----------    -----------
                   Total interest and dividend income                            6,833,078      5,863,648      5,182,192
                                                                                ----------    -----------    -----------

INTEREST EXPENSE:
     Savings and interest-bearing demand deposits                                  368,713        404,714        395,239
     Money market demand deposits                                                1,007,664        782,362        740,682
     Certificates of deposit-
         Denominations less than $100,000                                          437,164        306,670        329,736
         Denominations of $100,000 or more                                         305,846        173,321        163,466
                                                                                ----------    -----------    -----------
                   Total interest on deposits                                    2,119,387      1,667,067      1,629,123
     Securities sold under agreements to repurchase                                373,339        195,651        173,367
     Other                                                                           6,855              -         30,289
                                                                                ----------    -----------    -----------
                   Total interest expense                                        2,499,581      1,862,718      1,832,779
                                                                                ----------    -----------    -----------
                   Net interest income                                           4,333,497      4,000,930      3,349,413

RECOVERY OF PROVISION FOR LOAN LOSSES                                              221,000        163,000        180,354
                                                                                ----------    -----------    -----------
                   Net interest income after recovery of provision
                     for loan losses                                             4,554,497      4,163,930      3,529,767
                                                                                ----------    -----------    -----------
OTHER INCOME:
     Fees for other customer services                                              323,531        218,009        225,984
     Trading account gain (loss)                                                   179,519        (13,629)        14,970
     Investment securities gain (loss)                                               2,317        (24,716)       138,098
     Other                                                                         236,070        244,958        212,898
                                                                                ----------    -----------    -----------
                   Total other income                                              741,437        424,622        591,950
                                                                                ----------    -----------    -----------

OPERATING EXPENSES:
     Salaries and benefits                                                       2,349,829      1,910,300      1,697,081
     Occupancy expense of bank premises                                            814,833        790,339        767,455
     Furniture and equipment                                                       343,823        279,893        246,230
     Other                                                                       1,051,265      1,041,143      1,062,363
                                                                                ----------    -----------    -----------
                   Total operating expenses                                      4,559,750      4,021,675      3,773,129
                                                                                ----------    -----------    -----------

INCOME BEFORE BENEFIT FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                                                       736,184        566,877        348,588

BENEFIT FOR INCOME TAXES                                                           132,902         24,801         15,953
                                                                                ----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  869,086        591,678        364,541

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                      -              -        216,710
                                                                                ----------    -----------    -----------
NET INCOME                                                                      $  869,086    $   591,678     $  581,241
                                                                                ==========    ===========    ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       THE PALMER NATIONAL BANCORP, INC.,
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31 1995, 1994 AND 1993
                                  (CONTINUED)


                                                                                   1995           1994           1993
                                                                                ----------    -----------    -----------
EARNINGS PER SHARE:
     Primary-
         Income before cumulative effect of change in
            accounting principle                                                     $1.16           $.81           $.50
         Cumulative effect of change in accounting principle                             -              -            .30
                                                                                ----------    -----------    -----------
                   Net income                                                         1.16            .81            .80
                                                                                ----------    -----------    -----------
     Fully diluted-
         Income before cumulative effect of change in
            accounting principle                                                      1.12            .80            .50
     Cumulative effect of change in accounting principle                                 -              -            .30
                                                                                ----------    -----------    -----------
                   Net income                                                        $1.12           $.80           $.80
                                                                                ==========    ===========    ===========





        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       THE PALMER NATIONAL BANCORP, INC.,
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 1995, 1994 and 1993



                                                              CLASS B
                                                               VOTING                  NONVOTING                   RETAINED
                                                               COMMON       COMMON       COMMON    PAID-IN        (DEFICIT)
                                                               STOCK        STOCK        STOCK     CAPITAL         EARNINGS
                                                             ----------    --------    ---------  ----------     -----------
BALANCE, December 31, 1992                                   $2,545,570    $487,870    $578,025   $6,588,003     $(2,695,693)
   Purchase of Treasury stock                                       -           -           -            -               -
   ESOP note payment                                                -           -           -            -               -
   Unrealized gain on available-for-sale securities                 -           -           -            -               -
   Net income                                                       -           -           -            -           581,251
                                                             ----------    --------    --------   ----------       ---------
BALANCE, December 31, 1993                                    2,545,570     487,870     578,025    6,588,003      (2,114,442)
   Purchase of Treasury stock                                       -           -           -            -               -
   ESOP note payment                                                -           -           -            -               -
   Unrealized loss on available-for-sale securities                 -           -           -            -               -
   Net income                                                       -           -           -            -           591,678
                                                             ----------    --------    --------   ----------       ---------
BALANCE, December 31, 1994                                    2,545,570     487,870     578,025    6,588,003      (1,522,764)
   Exercise of stock options                                        -         1,000         -          1,400             -
   Purchase of Treasury stock                                       -           -           -            -               -
   ESOP note payment                                                -           -           -            -               -
   Unrealized gain on available-for-sale securities                 -           -           -            -               -
   Net income                                                       -           -           -            -           869,086
                                                             ----------    --------    --------   ----------       ---------
BALANCE, December 31, 1995                                   $2,545,570    $488,870    $578,025   $6,589,403       $(653,678)
                                                             ==========    ========    ========   ==========       =========



                                                                UNREALIZED
                                                              GAIN (LOSS) ON
                                                            AVAILABLE-FOR-SALE    TREASURY       UNEARNED
                                                                SECURITIES         STOCK       ESOP SHARES       TOTAL
                                                            ------------------   ---------     -----------     ----------
BALANCE, December 31, 1992                                     $     -            $   -          $(243,757)    $7,260,018
   Purchase of Treasury stock                                        -             (3,104)             -           (3,104)
   ESOP note payment                                                 -                -             81,253         81,253
   Unrealized gain on available-for-sale securities              168,453              -                -          168,453
   Net income                                                        -                -                -          581,251
                                                                --------         --------        ---------     ----------
BALANCE, December 31, 1993                                       168,453           (3,104)        (162,504)     8,087,871
   Purchase of Treasury stock                                        -            (17,468)             -          (17,468)
   ESOP note payment                                                 -                -             81,252         81,252
   Unrealized loss on available-for-sale securities             (963,299)             -                -         (963,299)
   Net income                                                        -                -                -          591,678
                                                                --------         --------        ---------     ----------
BALANCE, December 31, 1994                                      (794,846)         (20,572)         (81,252)     7,780,034
   Exercise of stock options                                         -                -                -            2,400
   Purchase of Treasury stock                                        -            (21,403)             -          (21,403)
   ESOP note payment                                                 -                -             81,252         81,252
   Unrealized gain on available-for-sale securities              871,983              -                -          871,983
   Net income                                                        -                -                -          869,086
                                                                --------         --------        ---------     ----------
BALANCE, December 31, 1995                                      $ 77,137         $(41,975)       $     -       $9,583,352
                                                                ========         ========        =========     ==========





The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       THE PALMER NATIONAL BANCORP, INC.,
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                      1995             1994              1993
                                                                                  -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   869,086       $   591,678      $   581,251
   Adjustments to reconcile net income to net cash provided by (used
    in) operating activities-
      Recovery of provision for loan losses                                          (221,000)         (163,000)        (180,354)
      (Gain) loss on sale of investment securities                                     (2,317)           24,716         (138,098)
      Gain on sale of property                                                            -             (16,363)             -
      Amortization of premiums, discounts, and net deferred loan
       fees                                                                            48,201           179,185         (253,700)
      Unrealized gain on foreign currency                                                 -              (5,300)             -
      Depreciation and amortization                                                   191,859           161,708          126,326
      Provision for deferred taxes                                                   (265,786)          (40,719)             -
      Cumulative effect of change in accounting principle                                 -                 -           (216,710)
      Net increase in trading securities                                             (394,302)         (155,946)      (5,143,226)
      (Increase) decrease in accrued interest receivable                             (148,748)          (15,529)          48,351
      Increase (decrease) in accrued interest payable                                  79,344            13,439          (71,819)
      Increase in other assets                                                        (41,509)         (363,889)          (5,995)
      Increase (decrease) in other liabilities                                        382,115           118,026           (3,775)
                                                                                  -----------       -----------      -----------
               Net cash provided by (used in) operating activities                    496,943           328,006       (5,257,749)
                                                                                  -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of investment securities                                  1,047,069         1,318,160        2,795,508
      Proceeds from maturities of investment securities                             2,705,307         7,408,646        6,368,762
      Purchases of investment securities                                           (4,641,282)       (5,950,355)     (16,029,366)
      Loan fundings, net of principal collections on loans                        (11,959,825)       (7,819,733)       5,540,359
      Capital expenditures, net of retirements                                       (168,710)         (243,145)        (232,905)
      (Purchase) retirement of Federal reserve bank stock                                -              (26,650)          14,750
      Proceeds from sale of real estate                                                  -              109,038          435,000
                                                                                  -----------       -----------      -----------
                   Net cash used in investing activities                          (13,017,441)       (5,204,039)      (1,107,892)
                                                                                  -----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in demand deposits, savings and interest-
       bearing demand deposits, and money market demand deposits                    2,366,601         5,087,919       (1,863,634)
      Net increase (decrease) in certificates of deposit                            2,087,124         1,762,414       (2,401,098)
      Net increase in securities sold under agreements to repurchase                1,073,590         2,025,674        2,064,793
      Principal payments on note payable                                                  -                 -           (250,000)
      Net principal payments on debt of ESOP                                          (81,252)          (81,252)         (81,253)
      Reduction in unearned ESOP shares                                                81,252            81,252           81,253
      Proceeds from exercise of stock options                                           2,400               -                -
      Purchase of Treasury stock                                                      (21,403)          (17,468)             -
                                                                                  -----------       -----------      -----------
                   Net cash provided by (used in) financing activities              5,508,312         8,858,539       (2,449,939)
                                                                                  -----------       -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (7,012,186)        3,982,506       (8,815,580)

CASH AND CASH EQUIVALENTS, beginning of year                                       18,376,667        14,394,161       23,209,741
                                                                                  -----------       -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                            $11,364,481       $18,376,667      $14,394,161
                                                                                  ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for-
       Interest                                                                   $ 2,309,563       $ 1,849,279      $ 1,904,598
                                                                                  ===========       ===========      ===========
       Income taxes                                                               $     1,644       $       -        $       -
                                                                                  ===========       ===========      ===========
       Charge-offs of loans receivable                                            $   302,541       $   114,529      $   536,521
                                                                                  ===========       ===========      ===========
   Loans transferred to other real estate owned                                   $   116,000       $       -        $   117,000
                                                                                  ===========       ===========      ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       THE PALMER NATIONAL BANCORP, INC.,
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31,1995 AND 1994, AND
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.  SUMMARY OF ACCOUNTING POLICIES AND
    OPERATIONS:

OPERATIONS

The Palmer National Bancorp, Inc. ("Bancorp"), was incorporated in the state of Delaware on September 2, 1983. On September 14, 1983, Bancorp acquired all of the outstanding shares of The Palmer National Bank (the "Bank," incorporated in the District of Columbia on September 12,1982). The Bank's principal business is attracting deposits from the general public and investing those funds in loans. The Bank operates three branches located in northwest Washington, D.C.

On December 23, 1994, Palmer National Mortgage, Inc., was formed. Palmer National Mortgage, Inc., is a wholly owned subsidiary of Bancorp, established for the purpose of originating and selling single family residential mortgage loans. Palmer National Mortgage, Inc., commenced operations in April 1995.

The accounting and reporting policies of Bancorp are in accordance with generally accepted accounting principles ("GAAP") and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, it is reasonably possible that a change in certain of these estimates, such as loan loss reserves, will occur in the near term. The following is a summary of Bancorp's significant accounting policies.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bancorp, the Bank, and Palmer National Mortgage, Inc., as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

Cash equivalents include amounts due from depository institutions and highly liquid investments with original maturities of three months or less.

TRADING AND INVESTMENT SECURITIES

As of December 31, 1993, Bancorp adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 establishes three categories of investments in debt securities and the related accounting treatment for each, as follows.

- Debt securities that Bancorp has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

- Debt securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.

- Debt securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized holding gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of the related tax effect, until realized.

As of December 31, 1995 and 1994, securities classified as trading securities are presented as such on the accompanying consolidated balance sheets (see Note
2). Securities classified as available-for-sale and held-to-maturity are included in investment securities on the accompanying consolidated balance sheets (see Note 3).

In late 1995, the Financial Accounting Standards Board ("FASB") published implementation guidance related to SFAS No. 115 (the "Special Report"). The report was designed to provide additional guidance and clarification on the implementation of SFAS No. 115. The Special Report included a special transition provision, allowing a reassessment of the initial classifications of all securities and the ability to reclassify, after review of the guidance in the Special Report, securities between the classifications of held-to-maturity and available-for-sale. This transfer between portfolios can occur without the prescribed accounting for transfers between portfolios under SFAS No. 115, for transfers made on or before December 31, 1995. Upon review of the Special Report, Bancorp transferred all of its securities classified as held-to-maturity to available-for-sale.

LOANS RECEIVABLE

Loans are carried at amounts advanced, less payments collected, reduced by unearned interest, the reserve for loan losses, and net deferred loan fees. Interest on loans is accrued over the term of the loan, based on the principal amount outstanding.

Loans are generally placed on nonaccrual status when they are 90 days past due as to either principal or interest. However, loans that are in the process of renewal or that are well secured and in the process of collection may not be placed on nonaccrual status, based on the judgment of management. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest on loans. Income is subsequently recognized only to the extent that cash payments are received or until, in management's judgment, the borrower's ability to make periodic payments has been restored, in which case the loan is returned to accrual status.

IMPAIRED LOANS

Effective January 1, 1995, Bancorp adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditor for Impairment of a Loan - Income Recognition and Disclosures," which defines impaired loans as specifically reviewed loans for which it is probable that Bancorp will be unable to collect all amounts due according to the terms of the loan agreement. Bancorp's impaired loans are generally defined as nonaccrual loans as detailed above (see Note 5).

LOAN FEES

Bancorp defers and amortizes loan fees, net of related costs, over the anticipated lives of the loans originated. For each of the years presented in the accompanying consolidated statements of income, the amortization of net deferred loan fees is included with interest and fees on loans.

RESERVE FOR LOAN LOSSES

The reserve for loan losses is an estimate based upon loan loss experience, adjusted for such factors as changes in the character of the loan portfolio and current economic conditions. An evaluation of the loan portfolio is performed periodically by management as a basis for maintaining an adequate reserve balance, and adjustments, as they become necessary, are reported in earnings in the periods in which they become known. In the opinion of management, the reserve for loan losses is adequate to absorb estimated losses that have been incurred in the present loan portfolio.

PREMISES AND EQUIPMENT

Premises and equipment includes furniture, equipment and leasehold improvements. These assets are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives (three to ten years).

OTHER REAL ESTATE OWNED

Other real estate owned is property acquired through foreclosure and is recorded at the lower of cost or fair value, less estimated costs to sell. Any write-downs to fair value on other real estate owned at the date of foreclosure are charged to the reserve for loan losses. A reserve for other real estate owned is maintained to recognize subsequent declines in fair value.

INCOME TAXES

Effective January 1, 1993, Bancorp adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this new standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable in the year of the calculation and were not adjusted for subsequent changes in tax rates. The January 1, 1993, cumulative effect of change in accounting principle recognized as income from the adoption of SFAS No. 109 was $216,710 (see Note 12).

EARNINGS PER COMMON SHARE

Earnings per common share are calculated by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents unless determined to be antidilutive. The weighted average number of shares used to compute primary net income per share were 752,181 for 1995, 732,781 for 1994 and 722,284 for 1993. The weighted average number of shares used to compute fully diluted net income per share were 773,529 for 1995, 743,604 for 1994 and 722,284 for 1993. The weighted average number of shares have been adjusted to reflect the assumed exercise of outstanding options. The adjustment made was based on the "treasury stock" method, as defined in Accounting Principles Board ("APB") Opinion No. 15.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such recoverability is measured based on the estimated future cash flows expected to result from the use of the asset as well as its eventual disposition. SFAS No. 121 excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Bancorp does not anticipate any material effect on its financial position or results of operations from the implementation of SFAS No. 121.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, employee stock options or similar equity instruments were accounted for under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. Management has not yet concluded if it will use the fair value or the intrinsic value method. As such, the potential impact on the results of operations or financial condition of the Bancorp cannot be determined at this time.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts in order to make them consistent with the current-year presentation.

2. TRADING SECURITIES:

During 1993, Bancorp established a trading account for certain securities. As discussed in Note 1, these securities are valued at estimated fair value. The net unrealized gains or (losses) included in the consolidated statement of income for the years ending December 31, 1995, 1994 and 1993 are $36,091, $(50,842), and $(9,676), respectively.

3. INVESTMENT SECURITIES:

As discussed in Note 1, as of December 31,1993, Bancorp implemented SFAS No.
115. The gross unrealized gains and losses in Bancorp's investment securities are as follows.

                                                       AS OF DECEMBER 31, 1995
                                   -------------------------------------------------------------
                                                      GROSS            GROSS
                                                    UNREALIZED       UNREALIZED      AGGREGATE
                                    AMORTIZED        HOLDING          HOLDING           FAIR
                                       COST           GAINS            LOSSES          VALUE
                                   ------------    -----------      -----------     ------------
Investments available-for-sale:
    U.S. Treasury securities        $ 5,563,793       $ 21,644        $(8,098)        $5,577,339
    U.S. government agency
     securities                       5,233,751         55,034         (7,304)         5,281,481
    Mortgage-backed securities        8,114,275         93,051        (12,020)         8,195,306
    Corporate securities                756,598            152         (4,095)           752,655
                                    -----------       --------       --------        -----------
           Total investments
            available-for-sale      $19,668,417       $169,881       $(31,517)       $19,806,781
                                    ===========       ========       ========        ===========


                                                       AS OF DECEMBER 31, 1994
                                   -------------------------------------------------------------
                                                     GROSS            GROSS
                                                    UNREALIZED     UNREALIZED         AGGREGATE
                                     AMORTIZED       HOLDING         HOLDING             FAIR
                                        COST          GAINS          LOSSES             VALUE
                                   ------------    -----------     ----------       ------------
Investments available-for-sale:
    U.S. Treasury securities        $ 6,446,844        $   -        $(289,680)       $ 6,157,164
    U.S. government agency
     securities                       3,470,934          1,243       (225,776)         3,246,401
    Mortgage-backed securities        6,890,834         11,257       (291,890)         6,610,201
                                   ------------      ---------      ---------       ------------
           Total investments
            available-for-sale      $16,808,612        $12,500      $(807,346)       $16,013,766
                                   ============      =========      =========       ============

Investments held-to-maturity:
    U.S. Treasury security          $   499,540        $   -        $  (3,290)       $   496,250
    Mortgage-backed securities          793,054         15,649        (14,698)           794,005
    CORPORATE securities                759,887            457        (28,469)           731,875
                                   ------------      ---------      ---------       ------------
           Total investments
            held-to-maturity        $ 2,052,481        $16,106      $ (46,457)       $ 2,022,130
                                   ============      =========      =========       ============

Investments available-for-sale are included in investment securities at fair value, with unrealized gains and losses, net of the effect of tax, included as a separate component of stockholders' equity in the accompanying balance sheets. The portfolio had net unrealized gains of $138,364 as of December 31, 1995, and net unrealized losses of $794,846 as of December 31, 1994.

Investments held-to-maturity are included in investment securities at cost, adjusted for the amortization of premiums and the accretion of discounts. At December 31, 1995, there were no securities held-to-maturity. The decrease from December 31, 1994 was primarily due to the transfer of $1,909,965 in held-to-maturity securities, with a corresponding unrealized net gain of $27,086, to the available-for-sale portfolio in December 1995. This transfer was made in connection with the issuances of the FASB's Special Report discussed in Note 1.

A comparison of amortized cost and fair value for investment securities, along with the contractual dates of maturity, by category of investment as of December 31, 1995, is as follows.

                                                                    AGGREGATE
                                                      AMORTIZED        FAIR
                                                         COST         VALUE
                                                     ------------  ------------
Investments available-for-sale:
    U.S. Treasury securities-
     Maturing within one year                         $ 1,513,665   $ 1,512,108
     Maturing after one year, but within five years     4,050,128     4,065,231
                                                     ------------  ------------
            Total U.S. Treasury securities              5,563,793     5,577,339
                                                     ------------  ------------
    U.S. government agency securities-
     Maturing within one year                           2,003,972     2,010,936
     Maturing after one year, but within five years     3,229,779     3,270,545
                                                     ------------  ------------
            Total U.S. government agency securities     5,233,751     5,281,481
                                                     ------------  ------------
    Mortgage-backed securities                          8,114,275     8,195,306
                                                     ------------  ------------
    Corporate securities-
     Maturing within one year                             250,000       249,453
     Maturing after one year, but within five years       506,598       503,202
                                                     ------------  ------------
            Total corporate securities                    756,598       752,655
                                                     ------------  ------------
            Total investments available-for-sale      $19,668,417   $19,806,781
                                                     ============  ============

During 1995,1994 and 1993, investment securities with a book value of approximately $1,045,000, $1,343,000 and $6,344,000, respectively, were sold, resulting in total realized gains and (losses) of $2,317, $(24,716) and $138,098, respectively, which are included in other income in the accompanying financial statements. Specific identification of assets is used for purposes of computing realized gains and losses.

The book value of investment securities pledged to secure deposits and securities sold under agreements to repurchase amounted to approximately $13,724,000 and $12,087,000 as of December 31, 1995 and 1994, respectively.

4. LOANS RECEIVABLE:

Loans receivable include the following as of December 31, 1995 and 1994.

                                                        1995          1994
                                                    ------------  ------------
Commercial                                           $11,662,685   $ 7,397,133
Consumer                                               1,612,880     1,893,902
Real estate - mortgage                                48,823,234    40,796,668
Real estate - construction                                   -         538,143
All other loans                                          547,576       472,277
                                                    ------------  ------------
             Total loans receivable                   62,646,375    51,098,123
             Reserve for loan losses                  (1,489,141)   (1,996,528)
             Net deferred loan fees                      (98,592)     (138,642)
                                                    ------------  ------------
                                                     $61,058,642   $48,962,953
                                                    ============  ============

Activity in the reserve for loan losses for the years ended December 31, 1995, 1994 and 1993, is as follows.

                                             1995             1994            1993
                                         -----------      -----------     -----------
  Balance, beginning of year              $1,996,528       $1,961,945      $2,558,093
  Recovery of provision for loan losses     (221,000)        (163,000)       (180,354)
  Net recoveries (charge-offs)              (286,387)         197,583        (415,794)
                                         -----------      -----------     -----------
  Balance, end of year                    $1,489,141       $1,996,528      $1,961,945
                                         ===========      ===========     ===========

The effective yield on the loan portfolio was 8.4%, 9.0% and 8.9% as of December 31, 1995, 1994 and 1993, respectively.

Net deferred loan fees totaled $98,592 and $138,642 as of December 31, 1995 and 1994, respectively. The amortization of net deferred loan fees amounted to $55,837, $55,026 and $119,266, respectively, for the years ended December 31, 1995, 1994 and 1993.

5. IMPAIRED LOANS:

Effective January 1, 1995, Bancorp implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Credit for Impairment of a Loan-Income Recognition and Disclosures."

A loan is considered impaired when, based on all current information and events, it is probable that Bancorp will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Such impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, impairment may be measured based on the loan's observable market price, or if the loan is collateral dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be accounted for as loans.

Income on impaired loans is subsequently recognized only to the extent that cash payments are received or until, in management's judgment, the borrower's ability to make periodic payments has been restored.

At December 31, 1995, Bancorp had impaired loans with carrying value of $31,216 before related allowance for loan losses of $20,000. The average recorded investment in impaired loans for the year ended December 31, 1995 was $340,550. Bancorp recognized no interest income on its impaired loans for the year ended December 31, 1995.

As of December 31, 1995 and 1994, Bancorp had $31,216 and $726,140, respectively, of loans on nonaccrual status. Renegotiated loans are loans for which terms have been renegotiated to provide a reduction or deferral of interest or principal as a result of a deterioration in the financial position of the borrower and are accounted for in accordance with SFAS No. 15, "Accounting for Troubled Debt Restructurings." Extensions of loans, at market terms, are not considered by Bancorp to be renegotiated. As of December 31, 1995 and 1994, Bancorp had $107,778 and $951,882, respectively, in renegotiated loans.

6.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of Bancorp's lending activity is with customers located within the Washington, D.C., metropolitan area. As of December 31, 1995 and 1994, the loan portfolio was secured by the following asset types.

                                            1995                      1994
                                -------------------------   ------------------------
                                 PRINCIPAL                   PRINCIPAL
    COLLATERAL TYPE               BALANCE        PERCENT      BALANCE       PERCENT
------------------------------- ------------    ---------   ------------   ---------
Residential real estate:
    First deed of trust          $31,341,049        50%      $25,030,464      49%
    Other deed of trust            4,643,228         7         4,115,987       8
Commercial real estate:
    First deed of trust           12,022,076        19        10,868,771      21
    Other deed of trust              840,281         1           893,700       2
Partnership interest                 151,958         1           422,032       1
General assets                     5,700,844         9         2,383,751       5
Other                              5,782,306         9         5,309,644      10
                                 -----------     -------    ------------   -------
             Total secured loans  60,481,742        96        49,024,349      96
Unsecured loans                    2,164,633         4         2,073,774       4
                                 -----------     -------    ------------   -------
             Total loans         $62,646,375       100%      $51,098,123     100%
                                 ===========     =======    ============   =======

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-
    SHEET RISK:

In the normal course of business, Bancorp is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

Bancorp's exposure to credit loss in the event of nonperformance by the other party related to those financial instruments is represented by the contractual amount of the instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Bancorp requires collateral or other security to support certain financial instruments with credit risk.

                                                          CONTRACT AMOUNT
                                                               AS OF
                                                            DECEMBER 31,
                                                           (IN THOUSANDS)
                                                       ----------------------
                                                         1995          1994
                                                       -------        ------
       Financial instruments whose contract amounts
          represent credit risk:
            Commitments to extend credit-
                Commercial and consumer                $15,136        $9,105
                Home equity lines                        5,738         2,130
                Overdraft lines                          1,257           902
            Standby letters of credit                    2,033         1,265

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by Bancorp) upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include cash, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 1995 and 1994, Bancorp holds cash as collateral supporting standby letters of credit in the amount of $1,355,000 and $589,000, respectively.

8.  PREMISES AND EQUIPMENT:

The composition of premises and equipment as of December 31, 1995 and 1994, is as follows.

                                                                 1995                 1994
                                                             ------------         ------------
     Furniture and equipment                                 $ 1,019,198          $   850,134
     Leasehold improvements                                    1,213,433            1,208,141
                                                             ------------         ------------
                                                               2,232,631            2,058,275
     Less- Accumulated depreciation and amortization          (1,628,367)          (1,442,663)
                                                             ------------         ------------
                                                             $   604,264          $   615,612
                                                             ============         ============

9.  OTHER ASSETS:

Bancorp's other assets consist primarily of the cash surrender value of certain insurance policies. Bancorp purchased key man life insurance policies under which Bancorp is the owner and beneficiary. In addition, Bancorp has purchased four split-dollar life insurance policies under which Bancorp pays the premiums and has endorsed the death benefit to four key executives. In the event of the death of the insured, Bancorp will recover the cumulative amount of the premiums paid. Bancorp has also purchased life insurance policies to fund postretirement benefits of certain key executives (see Note 14).

Also included in other assets is the cumulative amount of premiums paid by Bancorp for two split-dollar life insurance policies owned by one of Bancorp's officers. The officer is to reimburse Bancorp for the cumulative amount of the premiums paid. The policy has been assigned to Bancorp to secure the repayment of the premiums upon the officer's termination, retirement or death.

10. CERTIFICATES OF DEPOSIT:

Certificates of deposit as of December 31, 1995 and 1994, mature as follows.

                                         1995            1994
                                     ------------    ------------
    Within one month                  $ 3,352,256     $ 3,008,510
    One month to three months           2,903,397       2,345,999
    Four months to six months           3,293,995       2,508,178
    Over six months                     4,972,472       4,572,309
                                     ------------    ------------
                   Total              $14,522,120     $12,434,996
                                     ============    ============

The rates on these deposits ranged from 4.1 to 6.5 percent as of December 31, 1995. The weighted-average rate for total certificates of deposit was 5.6 and
4.9 percent as of December 31, 1995 and 1994, respectively.

11. LINES OF CREDIT AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE:

Bancorp has unused lines of credit with various banks, aggregating approximately $4,300,000 as of December 31, 1995. The rates on borrowings under these lines of credit approximate the respective banks' Federal funds rates.

Securities sold under agreements to repurchase amounted to $11,884,940 and $10,811,350 as of December 31, 1995 and 1994, respectively, and were at weighted-average interest rates of 3.9 and 3.8 percent, respectively. As of December 31, 1995 and 1994, Bancorp had pledged investment securities, with a book value of approximately $12,868,000 and $11,213,000, respectively, as collateral securing borrowings under repurchase agreements.

12. INCOME TAXES:

As discussed in Note 1, effective January 1, 1993, Bancorp adopted SFAS No.
109. The cumulative effect of this change of $216,710 is included in the 1993 statement of income.

The benefit (provision) for income taxes consisted of the following.


                                             1995       1994        1993
                                         ----------  ----------   ---------
    Current (provision) benefit:
       Federal                            $(129,839)   $(15,918)  $(132,773)
       District of Columbia                  (3,045)       -         15,953
    Deferred (provision) benefit:
       Federal                             (148,567)   (214,608)    (25,834)
       District of Columbia                   2,137      (4,660)       -
       Change in valuation allowance for
         deferred tax assets                412,216     259,987     158,607
                                         ----------  ----------   ---------
                 Total benefit            $ 132,902    $ 24,801   $  15,953
                                         ==========  ==========   =========

A reconciliation of the statutory Federal income tax rate to Bancorp's effective income tax rate follows.

                                                   PERCENT OF PRETAX INCOME
                                             ---------------------------------
                                               1995        1994         1993
                                             ---------   ---------    --------
    Statutory Federal income tax                34.0%       34.0%       34.0%
    District of Columbia income tax, net of
      Federal income tax benefit                 6.8         6.8         6.9
    Change in valuation allowance for
      deferred tax assets                      (56.0)      (45.9)      (45.5)
    Other                                       (2.9)        0.7         -
                                             ---------   ---------    --------
                                               (18.1)%      (4.4)%      (4.6)%
                                             =========   =========    ========

Temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1995 and 1994, are as follows.

                                                         1995          1994
                                                    ----------     ----------
    Deferred tax assets:
        Tax credit carryforwards                      $ 81,697       $ 15,918
        Operating loss carryforwards                       -          130,065
        Reserve for loan losses                        341,006        574,752
        Deferred loan fees                              35,913         47,885
        Post-retirement benefits                        62,393         13,275
        Depreciation                                    46,279         33,004
        Other                                          100,293          1,251
                                                    ----------     ----------
    Gross deferred tax assets                          667,581        816,150
    Valuation allowance                                    -         (412,216)
                                                    ----------     ----------
    Net deferred tax assets                            667,581        403,934
                                                    ----------     ----------

    Deferred tax liabilities
        Unrealized appreciation on debt securities      61,226            -
        Other                                          127,413        129,552
                                                    ----------     ----------
    Deferred tax liabilities                           188,639        129,552
                                                    ----------     ----------
    Net deferred tax asset                            $478,942       $274,382
                                                    ==========     ==========

As of December 31, 1995 and 1994, Bancorp had established a valuation allowance of $0 and $412,216, respectively. The decrease in the valuation allowance was primarily due to the fact that management no longer believed an allowance is necessary based on past and estimated future operating performance and the use of all operating loss carryforwards. Realization of the deferred tax asset is dependent on generating future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

13. STOCKHOLDERS' EQUITY:

COMMON STOCK

As of December 31, 1995 and 1994, Bancorp had three classes of common stock with the following characteristics.

- Common Stock ("Common") - One vote per share and receives 105 percent of dividends granted on Class B Voting Common Stock and Non-Voting Common Stock.

- Class B Voting Common Stock ("Class B") - Ten votes per share and dividends must equal Non-Voting Common Stock. Convertible into Common, on a share-for-share basis, at the option of the holder.

- Non-Voting Common Stock ("Non-Voting") - No votes per share. Dividends are equal to Class B Voting Common Stock. Convertible into Common, on a share-for-share basis, at the option of the holder, at any time after a "change of control." "Change of control" has been defined as approval of such a change by the Board of Governors of the Federal Reserve Board.

STOCK OPTION PLAN

Bancorp has a stock option plan for certain officers and other key employees of Bancorp and the Bank. Under the terms of the stock option plan, options for the purchase of Bancorp's stock are granted generally at the greater of par value or 100 percent of the fair market value of the stock at the date of the grant, as determined by the Board of Directors of Bancorp, and are exercisable upon granting over periods up to ten years.

As of December 31, 1995, there were 250,000 shares in the plan, of which 137,800 options to purchase Bancorp's Common Stock were outstanding. Option prices range from $5.00 to $14.50 per option. During 1995, 19,000 options were granted at the estimated fair market value of $14.50 per share. In addition, 200 options were exercised during the year at a price of $12.00 per share.

EMPLOYEE STOCK OWNERSHIP PLAN

During 1985, the Board of Directors of Bancorp established a trust to operate an employee stock ownership plan (the "ESOP Plan"), which is provided to employees of Bancorp and the Bank who meet certain age and service requirements. In connection with the acquisition of these shares, the ESOP Plan borrowed the funds to purchase the shares. Bancorp has guaranteed the notes payable and, as such, has recorded the total outstanding balance as a liability, with a like amount recorded as a reduction of stockholders' equity. Certain of the ESOP Plan's shares collateralize the notes payable as of December 31, 1994, and will be released into the Plan as Bancorp makes payments on the notes payable. These notes payable are scheduled to be repaid in installments of $81,252 per year, with the final installment due in 1995. During 1995, the final installment on the notes was paid and all have been released into the Plan.

Compensation expense related to the ESOP Plan of $81,252, $81,252 and $81,252, for the years ended December 31, 1995, 1994 and 1993, respectively, is included in salaries and benefits expense in the accompanying consolidated financial statements.

14.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

Bancorp's leases principally involve office space and equipment. In 1995, 1994 and 1993, rent expense for office space was approximately $760,000, $726,000 and $682,000, respectively. Minimum future annual rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year are as follows.

         YEAR ENDED                                       OPERATING
        DECEMBER 31,                                       LEASES
        ------------                                      ----------
             1996                                         $  728,652
             1997                                            692,838
             1998                                            685,588
             1999                                            242,101
             2000                                            227,206
             2001 and thereafter                             374,682
                                                          ----------
                      Total minimum lease payments        $2,951,067
                                                          ==========

DATA PROCESSING CONTRACT

Bancorp entered into a five-year agreement with Electronic Data Systems ("EDS") of Plano, Texas, on September 5, 1995, for data processing and bank operation services. Services include loan accounting, deposit accounting, financial management systems, statement rendering, and proof of deposit. Terms of the contract provide for termination due to acquisition of 50 percent or more of the stock or the assets of the EDS customer. An addendum to the contract details the amount of termination charges resulting from an early termination of the contract. Should termination occur within the first twelve months of the contract, termination charges would be twelve times the average monthly billing for the most recent three-month period, or ten times the proposed monthly billing, whichever is greater. Subsequent periods would result in lower termination charges. Estimated current monthly expense approximates $14,000.

POST-RETIREMENT BENEFIT AGREEMENTS

Bancorp has entered into Supplemental Post-Retirement Benefit agreements with five key executives under which the executive is entitled to either a post-retirement benefit, payable in equal monthly installments over fifteen years beginning at age 65, or a death benefit, payable to the executive's beneficiary in the event of the death of the executive in equal monthly installments over fifteen years. The total benefit amount is preestablished for each executive; however, if the key executive elects early retirement at age 55 with 10 years of service, the executive is entitled to a reduced post-retirement benefit amount. Bancorp is accruing the liability related to the post-retirement benefits over the estimated service period of each of the executives. As of December 31, 1995, Bancorp has accrued $141,500 related to these postretirement benefits agreements. As discussed in Note 9, Bancorp has purchased life insurance policies to fund these post-retirement benefits.

LITIGATION

In the normal course of business, Bancorp is involved in certain pending litigation. In the opinion of management, the ultimate resolution of such matters will not have a material impact on the financial condition or the future results of operations of Bancorp.

15. RELATED-PARTY TRANSACTIONS:

Bancorp has had, and expects to have in the future, banking transactions with directors, advisory directors, principal officers, and affiliated companies in which the directors are officers and/or stockholders. In management's opinion, such transactions are on the same terms, including interest rates and collateral, as similar transactions with independent parties. These persons and affiliated companies were indebted or contingently liable to Bancorp for loans totaling $838,723 and $781,426 as of December 31, 1995 and 1994, respectively. Bancorp also holds deposits for these individuals and affiliated companies.
The total amount of deposits held was $6,395,775 and $5,695,423 as of December 31, 1995 and 1994, respectively. Furthermore, the chief executive officer of the investment company with which Bancorp established a trading account during 1993 resigned from the Board of Directors in October 1993 and currently serves as an investment advisor to the Board of Directors.

In addition, an officer of Bancorp owns split-dollar, universal life insurance policies for which Bancorp advances premiums. The officer is to reimburse Bancorp for the cumulative amount of the premiums paid upon the officer's termination, retirement, or death. The policy has been assigned to Bancorp to secure the repayment of the premiums.

16. CONDENSED FINANCIAL STATEMENTS
    (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                                 1995             1994
                                                               -------          -------
Assets:
   Cash and due from banks                                      $    4           $  535
   Investment in subsidiaries                                    8,694            6,740
   Investment securities                                           509              500
   Income tax receivable from subsidiary                           380               85
   Other                                                           -                  2
                                                               -------          -------
               Total assets                                     $9,587           $7,862
                                                               =======          =======

Liabilities:
   Accrued interest payable                                     $  -             $    1
   Debt of Employee Stock Ownership Plan (ESOP)                    -                 81
   Other                                                             4              -
                                                               -------          -------
               Total liabilities                                     4               82

Stockholders' equity:
   Common stock                                                  3,613            3,612
   Paid-in capital                                               6,589            6,588
   Retained deficit                                               (654)          (1,523)
   Unrealized gain (loss) on available-for-sale securities          77             (795)
   Less- Treasury stock, at cost                                   (42)             (21)
   Unearned ESOP shares                                            -                (81)
                                                               -------          -------
               Total stockholders' equity                        9,583            7,780
                                                               -------          -------
               Total liabilities and stockholders' equity       $9,587           $7,862
                                                               =======          =======

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                            1995       1994       1993
                                                           -----      -----      -----
Interest income                                             $ 39       $ 42       $ 50

Noninterest expense                                          333        279        262
                                                           -----      -----      -----
Loss before equity in net income of subsidiaries            (294)      (237)      (212)

Equity in net income of subsidiaries                         872        921        646
                                                           -----      -----      -----
Income before income tax benefit (provision)                 578        684        434

Income tax benefit (provision)                               291        (92)       147
                                                           -----      -----      -----
               Net income                                  $ 869      $ 592      $ 581
                                                           =====      =====      =====

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                          1995       1994       1993
                                                        -------    --------   -------
Cash flows from operating activities:
   Net income                                            $ 869      $ 592      $ 581
   Adjustment to reconcile net income to net cash used
     in operating activities-
      Equity in net income of subsidiaries                (872)      (921)      (646)
      (Increase) decrease in income tax receivable from
        subsidiary                                        (295)        92       (151)
      (Decrease) increase in accrued interest payable       (1)         6        -
      Other                                                  3        -          -
                                                        ------     ------     ------
             Net cash used in operating activities        (296)      (231)      (216)
                                                        ------     ------     ------
Cash flows from investing activities:

   Investment in subsidiary                               (216)       -          -
   Proceeds from investment securities                     -          461        -
   Purchase of investment securities                       -          -         (248)
                                                        ------     ------     ------
             Net cash (used in) provided by investing
               activities                                 (216)       461       (248)
                                                        ------     ------     ------
Cash flows from financing activities:
   Net principal payments on debt of ESOP                  (81)       (81)       (81)
   Reduction in unearned ESOP shares                        81         81         81
   Principal payments on note payable                      -          -         (250)
   Proceeds from exercise of stock options                   2        -          -
   Purchase of Treasury stock                              (21)       (18)        (3)
                                                        ------     ------     ------
             Net cash used in financing activities         (19)       (18)      (253)
                                                        ------     ------     ------
Net (decrease) increase in cash                           (531)       212       (717)

Cash and due from banks, beginning of year                 535        323      1,040
                                                        ------     ------     ------
Cash and due from banks, end of year                     $   4      $ 535     $  323
                                                        ======     ======     ======

The primary activity of Bancorp is that of a bank holding company. No cash dividends have been received by the Bancorp from subsidiaries during the last three years.

17. ESTIMATED FAIR VALUE OF FINANCIAL
    INSTRUMENTS:

Bancorp adopted SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" as of December 31, 1995. SFAS No. 107 requires disclosure of the fair value of assets and liabilities recognized and not recognized in the balance sheet, when fair value is estimable. Fair value information that pertains to Bancorp's financial instruments does not purport to represent the aggregate net value of the entity. Much of the information used to determine fair value is

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item is incorporated herein by reference to the information under the caption "Election of GMBS Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to the information under the caption "Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated herein by reference to the information under the caption "Election of GMBS Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors, Officers and Associates" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(a) The following consolidated financial statements of the Company are incorporated herein by reference to pages 13 to 29 of the Company's 1996 Annual Report to Shareholders.

        1. Report of Ernst & Young LLP, Independent Auditors.

        2. Consolidated Balance Sheets for December 31, 1996 and 1995.

        3. Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

        4. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

        5. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

        6. Notes to Consolidated Financial Statements.

(a)(1)(b) The audited consolidated financial statements of The Palmer National Bancorp, Inc., and Subsidiaries as of December 31, 1995 and 1994 for the years ended December 31, 1995, 1994, and 1993 are incorporated herein by reference Exhibit 13A.

        1. Report of Arthur Andersen LLP, Independent Auditors.

        2. Consolidated Balance Sheets for December 31, 1995 and 1994.

        3. Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993.

        4. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993.

        5. Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993.

        6. Notes to Consolidated Financial Statements.

(a)(2) Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith:

(b) No reports on Form 8-K were required to be filed during the last quarter of 1996.

Exhibit 3A Articles of Incorporation of George Mason Bankshares, Inc., as amended (incorporated herein by reference to Exhibit 3A to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 3B Fifth Amended Bylaws of George Mason Bankshares, Inc., (dated February 24, 1996 incorporated herein by reference to Exhibit 3B to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10A    Lease for the Vienna branch site (filed herewith).

Exhibit 10B    Lease for the McLean branch site (filed herewith).

Exhibit 10C Restated and Amended Deferred Compensation Agreements of Mr. Groom and Mr. Wimer dated as of May 1, 1984 and August 1, 1984, respectively (incorporated herein by reference to Exhibit 10C to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10D Land Lease for George Mason Bank, Lease and Addendum to Lease for George Mason University branch (incorporated herein by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10E Assignment and Contract of Sale for purchase of Chantilly, Virginia proposed branch site and Contract of Sale for parking area site (incorporated herein by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10F    Lease for Woodburn Avenue branch site (filed herewith).

Exhibit 10G    [reserved]

Exhibit 10H 1986 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10I 1986 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10J 1992 Employee Stock Option Plan (incorporated herein by reference to Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

Exhibit 10K 1992 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

Exhibit 10L Purchase of Chantilly Operations Center (incorporated herein by reference to Exhibit 10L to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit 10M Purchase of Tysons branch site (incorporated herein by reference to Exhibit 10M to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit 10N Lease for Reston branch site (incorporated herein by reference to Exhibit 10N to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit 10O 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2, No. 33-61546).

Exhibit 10P    Lease for Arlington branch site (filed herewith).

Exhibit 10Q Lease for Ballston branch site (incorporated herein by reference to Exhibit 10Q to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10R Lease for Prince William branch site (incorporated herein by reference to Exhibit 10R to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10S Lease for Loudoun County branch site (incorporated herein by reference to Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10T Purchase and construction of Fair Lakes branch site (incorporated herein by reference to Exhibit 10T to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10U Lease for Fair Oaks Mall ATM site (incorporated herein by reference to Exhibit 10U to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10V Consulting agreement -- Marshall H. Groom (incorporated herein by reference to Exhibit 10V to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10W Consulting agreement -- Charles Wimer (incorporated herein by reference to Exhibit 10W to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit 10X Lease for Daly Drive branch site (incorporated herein by reference to Exhibit 10X to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

Exhibit 10Y Lease for Lee Harrison branch site (incorporated herein by reference to Exhibit 10Y to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

Exhibit 10Z Lease for South Arlington branch site (incorporated herein by reference to Exhibit 10Z to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AA Lease for Fairfax Hospital ATM site (incorporated herein by reference to Exhibit 10AA to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AB Lease for Manassas Mortgage Banking Office (incorporated herein by reference to Exhibit 10AB to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AC Lease for Virginia Beach Mortgage Banking Office (incorporated herein by reference to Exhibit 10AC to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AD Lease for Woodbridge Mortgage Banking Office (incorporated herein by reference to Exhibit 10AD to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AE Lease for GMMC corporate headquarters (incorporated herein by reference to Exhibit 10AE to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10AF Employment Contract -- Bernard H. Clineburg (incorporated herein by reference to Exhibit 10AE to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AG Definitive Merger Agreement with The Palmer National Bancorp, Inc. (incorporated herein by reference to Exhibit 10AF to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AH Amendment No. 1 to Definitive Merger Agreement with The Palmer National Bancorp, Inc. (incorporated herein by reference to Exhibit 10AH to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10AI   Lease for Leesburg branch site (filed herewith).

Exhibit 10AJ   Lease for 1667 K Street branch site (filed herewith).

Exhibit 10AK   Lease for 1225 Eye Street branch site (filed herewith).

Exhibit 10AL   Lease for 4900 Massachusetts Avenue branch site (filed herewith).

Exhibit 10AN Lease for Rockville, Maryland Mortgage Banking Office (filed herewith).

Exhibit 10AO   Lease for Bethesda, Maryland branch site (filed herewith).

Exhibit 10AP   Lease for Rockville, Maryland branch site (filed herewith).

Exhibit 10AQ   Employment Contract -- Webb C. Hayes IV (filed herewith).

Exhibit 10AR   1994 Employee Stock Option Plan (filed herewith).

Exhibit 11     Statement re: Computation of Per Share Earnings.

Exhibit 13 The Company's 1996 Annual Report to Shareholders (filed herewith).

Exhibit 13A The 1995 Audited Consolidated Financial Statements of The Palmer National Bancorp, Inc. (filed herewith).

Exhibit 21     Subsidiaries of the Registrant.

Exhibit 23A    Consent of Ernst & Young LLP

(b)(1)         None

Exhibit 27     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly authorized this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEORGE MASON BANKSHARES, INC.

Date: March 26, 1997                      By:    /s/ BERNARD H. CLINEBURG
                                            ------------------------------------
                                                    Bernard H. Clineburg
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                   CAPACITY                   DATE
--------------------------------------------------   ------------------------------   ---------------
             /s/ BERNARD H. CLINEBURG                Director, President and Chief     March 26, 1997
--------------------------------------------------    Executive Officer (Principal
               Bernard H. Clineburg                        Executive Officer)
                 /s/ ALAN L. BOX                                Director               March 26, 1997
--------------------------------------------------
                   Alan L. Box

               /s/ WILLIAM G. BUCK                              Director               March 26, 1997
--------------------------------------------------
                 William G. Buck

           /s/ RANDOLPH W. CHURCH, JR.                          Director               March 26, 1997
--------------------------------------------------
             Randolph W. Church, Jr.

             /s/ C. BARRIE COOK, M.D.                           Director               March 26, 1997
--------------------------------------------------
               C. Barrie Cook, M.D.

           /s/ ELIZABETH CARLSON DAHLIN                         Director               March 26, 1997
--------------------------------------------------
             Elizabeth Carlson Dahlin

               /s/ EDWARD S. DeBOLT                             Director               March 26, 1997
--------------------------------------------------
                 Edward S. DeBolt

               /s/ LAWRENCE K. DOLL                             Director               March 26, 1997
--------------------------------------------------
                 Lawrence K. Doll

              /s/ WILLIAM H. GORDON                             Director               March 26, 1997
--------------------------------------------------
                William H. Gordon

              /s/ MARSHALL H. GROOM                             Director               March 26, 1997
--------------------------------------------------
                Marshall H. Groom

               /s/ WEBB C. HAYES IV                             Director               March 26, 1997
--------------------------------------------------
                 Webb C. Hayes IV

               /s/ WILLIAM A. HAZEL                             Director               March 26, 1997
--------------------------------------------------
                 William A. Hazel

             /s/ BARNARD F. JENNINGS                            Director               March 26, 1997
--------------------------------------------------
               Barnard F. Jennings

                 /s/ PAUL E. KYLE                               Director               March 26, 1997
--------------------------------------------------
                   Paul E. Kyle

               /s/ JOHN M. McMAHON                              Director               March 26, 1997
--------------------------------------------------
                 John M. McMahon

                /s/ E. A. PRICHARD                              Director               March 26, 1997
--------------------------------------------------
                  E. A. Prichard

            /s/ JAMES J. CONSAGRA, JR.               Treasurer (Principal Financial    March 26, 1997
--------------------------------------------------      and Accounting Officer)
              James J. Consagra, Jr.