Form 10-Q
period 1997-03-31
MASON GEORGE BANKSHARES INC
filed 1997-05-15
CIK 761651

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997
                         Commission file number 0-13833

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

The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 5,066,426 shares at April 30, 1997.

                         GEORGE MASON BANKSHARES, INC.
                                     INDEX

PART I. FINANCIAL INFORMATION                                                                         PAGE
-----------------------------                                                                         ----

ITEM 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets - March 31, 1997
                 and December 31, 1996                                                                 3

                 Condensed Consolidated Statements of Income - Three months ended
                 March 31, 1997 and 1996                                                               4

                 Condensed Consolidated Statements of Shareholders' Equity - Three months
                 ended March 31, 1997 and 1996                                                         5

                 Condensed Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1997 and 1996                                                               6

                 Notes to Condensed Consolidated Financial Statements - March 31, 1997                 7

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                            14

PART II. OTHER INFORMATION
--------------------------

ITEM 6.          Exhibits and Reports on Form 8-K

      6(a).               The following exhibits required to be filed are filed herewith:

                 11       "Computation of Earnings per Common Share," is presented as
                          Note 6 on page 12 of the first quarter report on Form 10-Q.                 12

                 27       Financial Data Schedule


      6(b).               Reports on Form 8-K

                          No reports on Form 8-K were filed
                          during the quarter ended March 31, 1997.



SIGNATURES                                                                                            27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


GEORGE MASON BANKSHARES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                                 MARCH 31,         DECEMBER 31,
                                                                                      1997                 1996
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $40,992              $41,158
Federal funds sold                                                                  5,000               23,800
                                                                          -------------------------------------
     Total cash and cash equivalents                                               45,992               64,958

Securities available-for-sale                                                     316,508              280,859
Securities held-to-maturity                                                        62,439               64,574
Mortgage loans held for resale                                                     45,332               72,983

Loans, net of unearned discount and loan fees                                     398,160              373,613
Less: Allowance for loan losses                                                    (5,646)              (5,659)
                                                                          -------------------------------------
Loans, net                                                                        392,514              367,954

Bank premises and equipment, net                                                    9,759               10,019
Accrued income receivable                                                           5,063                4,480
Prepaid expenses and other assets                                                   3,763                4,186
Deferred income taxes                                                               2,908                2,059
Other real estate                                                                     398                  398
                                                                          -------------------------------------
TOTAL ASSETS                                                                     $884,676             $872,470
                                                                          =====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                         $130,196             $132,415
  Interest checking                                                                52,949               49,002
  Savings                                                                         180,432              162,414
  Time                                                                            371,101              349,763
                                                                          -------------------------------------
Total Deposits                                                                    734,678              693,594

Borrowed funds                                                                     78,687              105,898
Other liabilities                                                                   6,456                7,979
Dividends payable                                                                     710                  655
                                                                          -------------------------------------
TOTAL LIABILITIES                                                                 820,531              808,126

SHAREHOLDERS' EQUITY
Preferred stock                                                                         0                    0
Common stock                                                                        5,614                5,581
Surplus                                                                            38,869               38,472
Retained earnings                                                                  22,201               21,094
Unrealized holding loss on securities available-for-sale                           (2,539)                (803)
                                                                          -------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         64,145               64,344
                                                                          -------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $884,676             $872,470
                                                                          =====================================


BOOK VALUE PER SHARE                                                               $12.68               $12.80
                                                                          =====================================


ACTUAL SHARES OUTSTANDING                                                           5,058                5,028
                                                                          =====================================

See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                                        THREE MONTHS          THREE MONTHS
                                                                                            ENDED                 ENDED
                                                                                        MARCH 31, 1997       MARCH 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                                    $8,933                 $7,795
Interest on federal funds sold and repurchase agreements                                         161                    149

Interest on securities:
  Taxable                                                                                      5,388                  3,797
  Tax-exempt                                                                                     280                    327
                                                                                      ---------------         ---------------

TOTAL INTEREST INCOME                                                                         14,762                 12,068
INTEREST EXPENSE
Interest on deposits                                                                           6,606                  4,911
Interest on securities sold under agreements to repurchase and
  other borrowed funds                                                                           802                    668
                                                                                      ---------------         ---------------

TOTAL INTEREST EXPENSE                                                                         7,408                  5,579
                                                                                      ---------------         ---------------

   NET INTEREST INCOME                                                                         7,354                  6,489

PROVISION FOR LOAN LOSSES                                                                          3                    181
                                                                                      ---------------         ---------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                          7,351                  6,308

OTHER INCOME
  Service charges                                                                                808                    655
  Gain on sales of securities available-for-sale                                                  41                    318
  Gain on sales of mortgage loans held for resale                                              2,540                  2,574
  Other                                                                                          248                    444
                                                                                      ---------------         ---------------
TOTAL OTHER INCOME                                                                             3,637                  3,991

OTHER EXPENSES
  Salaries and employee benefits                                                               4,752                  4,738
  Occupancy                                                                                      852                    762
  Equipment                                                                                      543                    544
  Other operating expenses                                                                     2,205                  2,200
                                                                                      ---------------         ---------------
TOTAL OTHER EXPENSES                                                                           8,352                  8,244
                                                                                      ---------------         ---------------

INCOME BEFORE APPLICABLE INCOME TAXES                                                          2,636                  2,055
INCOME TAXES                                                                                     820                    636
                                                                                      ---------------         ---------------

NET INCOME                                                                                    $1,816                 $1,419
                                                                                      ===============         ===============


NET INCOME PER COMMON SHARE                                                                    $0.35                  $0.28
                                                                                      ===============         ===============


CASH DIVIDENDS DECLARED PER SHARE                                                              $0.14                  $0.10
                                                                                      ===============         ===============


WEIGHTED AVERAGE SHARES OUTSTANDING                                                            5,203                  5,076
                                                                                      ===============         ===============

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                      COMMON                                                 TREASURY
                                       STOCK                                                 STOCK &
                                      SHARES             COMMON                              UNEARNED           RETAINED
                                    OUTSTANDING          STOCK             SURPLUS             ESOP             EARNINGS
                                  ------------------------------------------------------------------------------------------
Balance, December 31, 1995                4,755      $        5,278    $      35,523       $     (42)         $     16,416


Net Income                                                                                                           1,419

Common stock issuance                        33                  37              323

Cash dividends declared
  ($.10 per common share)                                                                                             (479)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale
                                  -----------------------------------------------------------------------------------------

Balance, March 31, 1996                   4,788      $        5,315    $      35,846       $     (42)         $     17,356
                                     ===========     ===============   ==============      ==========         =============


Balance, December 31, 1996                5,028      $        5,581    $      38,472       $      -           $     21,094


Net Income                                                                                                           1,816

Common stock issuance                        30                  33              397              -

Cash dividends declared
  ($.14 per common share)                                                                                             (709)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale
                                  ------------------------------------------------------------------------------------------

Balance, March 31, 1997                   5,058      $        5,614    $      38,869       $     -            $     22,201
                                     ===========     ===============   ==============      ==========         =============


                                             UNREALIZED
                                            GAIN (LOSS)
                                                ON
                                             SECURITIES                TOTAL
                                          ----------------------------------------
Balance, December 31, 1995                           $752           $      57,927


Net Income                                                                  1,419

Common stock issuance                                                         360

Cash dividends declared
  ($.10 per common share)                                                    (479)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                (1,929)                 (1,929)
                                          ----------------------------------------

Balance, March 31, 1996                        $   (1,177)          $      57,298
                                               ===========          ==============


Balance, December 31, 1996                     $     (803)          $      64,344


Net Income                                                                  1,816

Common stock issuance                                                         430

Cash dividends declared
  ($.14 per common share)                                                    (709)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                (1,736)                 (1,736)
                                          ----------------------------------------

Balance, March 31, 1997                        $   (2,539)          $      64,145
                                               ===========          ==============



See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

(UNAUDITED)                                                                            THREE MONTHS               THREE MONTHS
                                                                                              ENDED                      ENDED
                                                                                          MARCH 31,                  MARCH 31,
                                                                                               1997                       1996
                                                                                 ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income                                                                                   $1,816                     $1,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Net amortization of securities                                                               160                         81
   Depreciation                                                                                 443                        393
   Provision for loan losses                                                                      3                        181
   Gain on sale of securities  available-for-sale                                               (41)                      (318)
  (Benefit) provision for deferred income taxes                                                  28                        (39)
Change in assets and liabilities:
   (Increase) decrease in mortgage loans held for resale                                     27,651                     (6,474)
   (Increase) in accrued income receivable,
    other assets and other real estate                                                         (160)                    (2,129)
   Increase (decrease) in other liabilities                                                  (1,523)                       712
                                                                                 ----------------------------------------------

     Net cash (used in) provided by  operating activities                                    28,377                     (6,174)
                                                                                 ----------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES


Proceeds from sale and maturities of available-for-sale securities                           10,843                     52,737
Proceeds from maturities of held-to-maturity securities                                       2,944                      3,236
Purchase of available-for-sale securities                                                   (47,985)                   (79,465)
Purchase of held-to-maturity securities                                                      (2,051)                    (2,770)
Net increase in loans                                                                       (24,560)                    (7,704)
Purchase of property and equipment                                                             (183)                      (323)
                                                                                 ----------------------------------------------

     Net cash used in investing activities                                                  (60,992)                   (34,289)
                                                                                 ----------------------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                                     41,084                     18,300
Net increase (decrease) in borrowed funds                                                   (27,211)                    12,206
Net proceeds from sale of common stock                                                          430                        360
Dividends paid                                                                                 (654)                      (476)
                                                                                 ----------------------------------------------

     Net cash provided by financing activities                                               13,649                     30,390
                                                                                 ----------------------------------------------


Net decrease in cash and cash equivalents                                                   (18,966)                   (10,073)

Cash and cash equivalents at beginning of period                                             64,958                     49,639
                                                                                 ----------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $45,992                    $39,566
                                                                                 ==================            ================

    Interest paid                                                                            $7,277                     $5,619
                                                                                 ==============================================

    Income taxes paid                                                                           165                        200
                                                                                 ==============================================

See notes to condensed consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1997



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


NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 3
SECURITIES
(DOLLARS IN THOUSANDS)


                                                                 MARCH 31, 1997
-----------------------------------------------------------------------------------------------------------------


SECURITIES AVAILABLE-FOR-SALE                                             GROSS        GROSS
                                                       AMORTIZED        UNREALIZED   UNREALIZED         FAIR
                                                         COST             GAINS        LOSSES           VALUE
                                                      -----------------------------------------------------------
U.S. Treasury                                             $9,256             $0            ($35)          $9,221
U.S. Government Agencies and Corporations                 42,493             11            (399)          42,105
States and Political Subdivisions                          2,629              7             (32)           2,604
Mortgage-Backed Securities                               262,434             85          (3,051)         259,468
Other Securities                                           3,110              0               0            3,110
                                                      -----------------------------------------------------------

TOTAL                                                   $319,922           $103         ($3,517)        $316,508
                                                      ===========================================================



SECURITIES HELD-TO-MATURITY

U.S. Government Agencies and Corporations                 $2,935           $270             ($1)          $3,204
States and Political Subdivisions                         19,085            339             (85)          19,339
Mortgage-Backed Securities                                40,419            183            (263)          40,339
                                                      -----------------------------------------------------------

TOTAL                                                    $62,439           $792           ($349)         $62,882
                                                      ===========================================================




                                                                 DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------


SECURITIES AVAILABLE-FOR-SALE                                         GROSS          GROSS
                                                       AMORTIZED    UNREALIZED      UNREALIZED         FAIR
                                                          COST         GAINS          LOSSES           VALUE
                                                      -----------------------------------------------------------
U.S. Treasury                                            $10,010            $12            ($11)         $10,011
U.S. Government Agencies and Corporations                 24,247             54             (49)          24,252
States and Political Subdivisions                          1,316             14              (6)           1,324
Mortgage-Backed Securities                               243,274            646          (1,420)         242,500
Other Securities                                           2,772              0               0            2,772
                                                      -----------------------------------------------------------

TOTAL                                                   $281,619           $726         ($1,486)        $280,859
                                                      ===========================================================


SECURITIES HELD-TO-MATURITY

U.S. Government Agencies and Corporations                 $4,671            $56              $0           $4,727
States and Political Subdivisions                         18,818            448             (68)          19,198
Mortgage-Backed Securities                                41,085            523            (176)          41,432
                                                      -----------------------------------------------------------

TOTAL                                                    $64,574         $1,027           ($244)         $65,357
                                                      ===========================================================

NOTE 4
LOANS
(DOLLARS IN THOUSANDS)

                                                                          MARCH 31,          DECEMBER 31,
                                                                               1997                  1996
----------------------------------------------------------------------------------------------------------
  Commercial                                                               $106,876              $100,986
  Real Estate-Construction                                                   33,692                32,203
  Real Estate-Mortgage                                                      166,610               156,958
  Home Equity Lines                                                          44,930                44,141
  Consumer                                                                   46,760                40,083
                                                              --------------------------------------------

    GROSS LOANS                                                             398,868               374,371
                                                              --------------------------------------------

  Less: Deferred loan fees and
    unearned discount                                                          (708)                 (758)
                                                              --------------------------------------------

LOANS,NET OF UNEARNED DISCOUNT AND
 DEFERRED LOAN FEES                                                         398,160               373,613
                                                              --------------------------------------------

  Allowance for loan losses                                                  (5,646)               (5,659)
                                                              --------------------------------------------

LOANS,NET                                                                   392,514               367,954
                                                              --------------------------------------------


MORTGAGE LOANS HELD FOR RESALE                                               45,332                72,983
                                                              --------------------------------------------


TOTAL LOANS, NET                                                           $437,846              $440,937
                                                              ============================================

NOTE 5
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                          THREE MONTHS          THREE MONTHS
                                                              ENDED                 ENDED
                                                         MARCH 31, 1997        MARCH 31, 1996
                                                      -----------------------------------------
BALANCE AT BEGINNING OF PERIOD                                  $5,659                $5,529

Provision charged to expense                                         3                   181

Charge-offs:
  Commercial and other                                              30                    92
  Consumer                                                           0                    16
  Real Estate-Mortgage                                               0                     4
  Real Estate-Construction                                           0                     0
                                                      -----------------------------------------

    Total Charge-offs                                               30                   112

Recoveries:
  Commercial and other                                              12                    87
  Consumer                                                           2                    16
  Real Estate-Mortgage                                               0                     0
  Real Estate-Construction                                           0                     3
                                                      -----------------------------------------

    Total Recoveries                                                14                   106

Net Charge-Offs (Recoveries)                                        16                     6
                                                      -----------------------------------------

BALANCE AT END OF PERIOD                                        $5,646                $5,704
                                                      =========================================


Average Total Loans(1)                                        $383,290              $256,814

Total Loans at Period End (1)                                 $398,160              $307,262

Ratio of net charge-offs (recoveries)
  to average total loans                                          0.00%                 0.00%

Ratio of allowance for
  loan losses to total
  loans at period end                                             1.42%                 1.86%


(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES                           PERCENT OF                          PERCENT OF
(DOLLARS IN THOUSANDS)                                             LOANS IN EACH                          LOANS IN EACH
                                                                     CATEGORY TO                          CATEGORY TO
                                                    MARCH 31,              TOTAL        DECEMBER 31,      TOTAL
                                                         1997              LOANS                1996      LOANS
                                                 -------------------------------------------------------------------------
Commercial                                             $1,000               26.8%               $934               27.0%
Real Estate-Construction                                  359                8.4%                511                8.6%
Real Estate-Mortgage                                    1,255               41.8%              2,337               41.9%
Home Equity Loans                                         319               11.3%                313               11.8%
Consumer                                                  827               11.7%                256               10.7%
Unallocated                                             1,886                 N/A              1,308                 N/A
                                                 -------------------------------------------------------------------------

Total                                                  $5,646              100.0%             $5,659              100.0%
                                                 =========================================================================

NOTE 6
EARNINGS PER SHARE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


THREE MONTHS ENDED                                         MARCH 31, 1997      MARCH 31, 1996
---------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER SHARE:


Net income                                                          $1,816            $1,419

Stock and stock equivalents (average shares):
   Common shares outstanding                                         5,044             4,772
   Stock options (a)                                                   159               304
                                                           ----------------------------------

Total stock and stock equivalents                                    5,203             5,076
                                                           ----------------------------------

PRIMARY NET INCOME PER SHARE                                         $0.35             $0.28
                                                           ==================================


FULLY DILUTED NET INCOME PER SHARE:

Net income                                                          $1,816            $1,419

Stock and stock equivalents (average shares):
   Common shares outstanding                                         5,044             4,772
   Stock options (b)                                                   151               348
                                                           ----------------------------------

Total stock and stock equivalents                                    5,195             5,120
                                                           ----------------------------------

FULLY DILUTED NET INCOME PER SHARE                                   $0.35             $0.28
                                                           ==================================

(a) Shares were assumed to be repurchased at the average closing stock prices for the three month periods ended March 31, 1997 and 1996.

(b) Shares were assumed to be repurchased at the March 29, 1997 closing price.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for the periods ended December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 per share and $.02 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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


FINANCIAL SUMMARY

         Net income for the three months ended March 31, 1997 increased by 28.0% to $1.82 million or $.35 per share compared to $1.42 million or $.28 per share for the first quarter of 1996. Return on average assets and average equity for the first quarter of 1997 were .88% and 11.19%, respectively, compared to .86% and 9.87% for the same period in 1996.

         Total assets increased to $884.7 million at March 31, 1997 compared to $872.5 million at December 31, 1996 an increase of $12.2 million or 1.4%. Loan demand continued to improve as loans (net of unearned income) increased by $24.5 million or 6.6%. Total deposits were $734.7 million at the end of the first quarter compared to $693.6 million at December 31, 1996 representing an increase of 5.9%.

         Shareholders' equity at March 31, 1997 totalled $64.1 million compared to $64.3 million at December 31, 1996. Book value per share of common stock on March 31, 1997 was $12.68 per share compared to $12.80 per share at December 31, 1996. The decrease in equity was primarily attributable to a decline in the fair value of the securities available-for-sale portfolio.


EARNINGS ANALYSIS

NET INTEREST INCOME

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income on a fully taxable equivalent basis totalled $7.5 million for the first quarter of 1997 compared to $6.7 million for the first quarter of 1996. The improvement in net interest income was attributable to a higher volume of earning assets which was partially offset by a tightening of the spread between interest rates earned on loans, securities, federal funds sold and other investments, and the rates paid on deposits and purchased funds. TABLE 2 presents the Company's analysis of changes in interest income and interest expense relating to volume and rate for the period indicated.

         The Company's net interest margin for the quarter ended March 31, 1997 decreased to 3.83% from 4.31% for the same period in 1996. The drop in the net interest margin percentage was attributable to a decline in the yield on earning assets of 31 basis points combined with an increase in the cost to fund earnings assets of 17 basis points. The decrease in the yield on earning assets was the result of a decline in the yield on loans while the increase in the cost of funds was attributable to a shift in the deposit mix from money market accounts to higher cost certificates of deposit.

         In the first three months of 1997, average earning assets increased by $166.7 million or 26.5% to $796.0 million compared to $629.2 million for the first three months of 1996. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $424.3 million for the first three months of 1997 compared to $351.6 million for the first three months of 1996. The growth in earning assets was primarily funded by an increase in certificates of deposit and savings accounts as average interest bearing deposits increased to $581.3 million in the first three months of 1997 from $441.4 million for the same period in 1996, representing an increase of 31.7%. Average demand deposits rose by 8.6% to $111.6 million for the first three months of 1997 from $102.8 million during the same period last year. TABLE 1 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1

                                                    THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                     MARCH 31, 1997                              MARCH 31, 1996
                                                    ----------------                            ----------------

                                            AVERAGE                   AVERAGE         AVERAGE                      AVERAGE
                                            BALANCE      INTEREST      RATE           BALANCE       INTEREST        RATE
                                     -----------------------------------------      ---------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities                   $9,619         $136       5.73%           $22,253           $310       5.65%
  Federal Agency and
    Mortgage-Backed Securities              326,063        5,203       6.47%           212,811          3,388       6.46%
  State and Political
    Subdivision Securities (1)               20,896          399       7.74%            24,835            487       7.95%
  Other Investments                           2,863           49       6.94%             8,452            108       5.18%
                                     --------------------------------------------------------------------------------------

    Total Securities                        359,441        5,787       6.53%           268,351          4,293       6.49%

Loans: (3)
  Commercial (1)                            103,038        2,451       9.65%            99,948          2,565      10.41%
  Real Estate-Construction                   33,251          789       9.62%            31,004            726       9.50%
  Real Estate-Mortgage (2)                  244,908        4,930       8.16%           205,527          4,281       8.45%
  Consumer                                   43,070          797       7.50%            15,105            282       7.57%
                                     -----------------------------------------    -----------------------------------------

     Total Loans                            424,267        8,967       8.57%           351,584          7,854       9.06%

  Federal Funds Sold                         12,276          161       5.32%             9,309            120       5.23%
                                     -----------------------------------------    -----------------------------------------


  Total Interest-Earning Assets             795,984       14,915       7.60%           629,244         12,267       7.91%

Noninterest-Earning Assets:
  Cash and Due from Banks                    27,243                                     24,540
  Other Assets                               19,712                                     20,220
  Allowance for Loan Losses                  (5,654)                                    (5,610)
  Deferred Loan Fees                           (733)                                    (1,299)
                                     ---------------                              -------------

  Total Noninterest-Earning Assets           40,568                                     37,851
                                     ---------------                              -------------

Total Assets                               $836,552                                   $667,095
                                     ===============                              =============


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

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1 (CONTINUED)


                                                   THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                     MARCH 31, 1997                             MARCH 31, 1996
                                                    ---------------                             --------------

                                            AVERAGE                  AVERAGE           AVERAGE                  AVERAGE
                                            BALANCE     INTEREST       RATE            BALANCE     INTEREST       RATE
                                        ------------------------------------      --------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                $50,261           $257    2.07%            $47,339           $245    2.10%
  Money Market Deposits                      91,335            687    3.05%            108,417            808    3.02%
  Savings Deposits                           79,507            848    4.33%             40,482            429    4.30%
  Certificates of Deposit
    $100,000 and over                        80,343          1,060    5.35%             61,908            837    5.48%
  Certificates of Deposit                   279,898          3,754    5.44%            183,244          2,592    5.74%
                                        ------------------------------------      --------------------------------------

  Total Interest-Bearing Deposits           581,344          6,606    4.61%            441,390          4,911    4.51%

Purchased Funds                              71,025            802    4.58%             58,300            668    4.65%
                                        ------------------------------------      --------------------------------------

  Total Interest-Bearing Liabilities        652,369          7,408    4.61%            499,690          5,579    4.53%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                     111,573                                    102,755
  Other Liabilities                           7,666                                      6,142
                                        -------------                             --------------
  Total Noninterest-Bearing
   Liabilities                              119,239                                    108,897
                                        -------------                             --------------

Total Liabilities                           771,608                                    608,587
Shareholders' Equity                         64,944                                     58,508
                                        -------------                             --------------
Total Liabilities and Shareholders'
   Equity                                  $836,552                                   $667,095
                                        =============                             ==============

Interest Spread                                                       3.00%                                      3.38%
                                                        --------------------                      ----------------------

Net Interest Margin                                         $7,507    3.83%                            $6,688    4.31%
                                                        ====================                      ======================

Cost to fund earning assets                                           3.77%                                      3.60%
                                                                   =========                                  ==========

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)

                                                                                    FROM THE THREE MONTHS ENDED
                                                                                        MARCH 31, 1997 TO THE
(DOLLARS IN THOUSANDS)                                                                   THREE MONTHS ENDED
TABLE 2                                                                                    MARCH 31, 1996
                                                                                           CHANGE DUE TO:
                                                                                 ---------------------------------

                                                                           TOTAL
                                                                         INCREASE
                                                                        (DECREASE)              RATE                  VOLUME
                                                                   ------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                                                   ($174)                      $2               ($176)
  Federal Agency and
    Mortgage-Backed Securities                                              1,815                      $12              $1,803
 State and Political
    Subdivision Securities (1)                                                (88)                    ($11)               ($77)
 Other Investments                                                            (59)                     $12                ($71)
                                                                   ---------------
  Total Securities                                                          1,494                      $37              $1,457

Loans: (3)
  Commercial (1)                                                             (114)                   ($193)                $79
  Real Estate-Construction                                                     63                      $10                 $53
  Real Estate-Mortgage (2)                                                    649                    ($171)               $820
  Consumer                                                                    515                      ($7)               $522
                                                                   ---------------

  Total Loans                                                               1,113                    ($510)             $1,624

Federal Funds Sold                                                             41                       $3                 $38
                                                                   ---------------



TOTAL INTEREST INCOME                                                       2,648                    ($602)             $3,251
                                                                   ---------------

Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                                   12                      ($3)                $15
  Money Market Deposits                                                      (121)                      $6               ($127)
  Savings Deposits                                                            419                       $5                $414
  Certificates of Deposit
    $100,000 and over                                                         223                     ($26)               $249
  Certificates of Deposit                                                   1,162                    ($205)             $1,367
                                                                   ---------------

  Total Interest-Bearing Deposits                                           1,695                     $138              $1,557

PURCHASED FUNDS                                                               134                     ($12)               $146
                                                                   ---------------

TOTAL INTEREST EXPENSE                                                      1,829                     $124              $1,705
                                                                   ---------------

NET INTEREST INCOME                                                          $819                    ($953)             $1,772
                                                                   ===============


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

PROVISION FOR LOAN LOSSES

         The provision for loan losses totaled $3 thousand for the quarter ended March 31, 1997. This compares to a $181 thousand provision for the first quarter of 1996. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.


GAIN ON SALES OF MORTGAGE LOANS HELD FOR RESALE

         Gain on sales of mortgage loans held for resale for the first quarter of 1997 totalled $2.54 million compared to $2.57 million for the same period last year.


GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE

         Gain on sales of securities available-for-sale totalled $41 thousand for the first three months of 1997 compared to $318 thousand for the same period last year. The securities were sold in response to changes in market interest rates, liquidity needs and other general asset/liability management considerations.


OTHER NONINTEREST INCOME

         Service charges on deposit accounts and other noninterest income for the first quarter of 1997 remained relatively stable compared to the first quarter of 1996. Service charges and other noninterest income totalled $1.06 million for the first quarter of 1997 compared to $1.10 million for the same period in 1996. The Company currently derives most of its other noninterest income from checking, money market and NOW accounts.


NONINTEREST EXPENSES

         Total noninterest expenses consisting of employee related costs, occupancy and other overhead increased by only 1.3% for the first three months of 1997 compared to the same quarter last year despite the opening of three branch offices in 1996 and one branch office in the first quarter of 1997. The Company incurred $106 thousand in nonrecurring merger expenses in the first quarter of 1996.


CAPITAL RESOURCES

         Shareholders' equity on March 31, 1997 was $64.1 million compared to $64.3 million on December 31, 1996.

         Factors contributing to the changes in shareholders' equity were the retention of net income, as well as new shares issued through the Company's employee stock plans and the dividend reinvestment plan, reduced by the Company's regular quarterly cash dividend. The primary factor contributing to the decline in equity was the unrealized losses sustained in the securities available-for-sale portfolio. The change in the unrealized holding loss on securities available-for-sale portfolio amounted to $1.7 million from December 31, 1996 to March 31, 1997. The effect of the decline in market value of the securities available-for-sale reduced book value per share by $0.34. For a detailed discussion of the impact on earnings from holding below market securities, see" Asset/Liability Management."

         Cash dividends declared for the first quarter of 1997 amounted to $.14 per share compared to $.10 per share for the first quarter of 1996.

         At March 31, 1997, the Company's Tier 1 and total risk-based capital ratios were 12.8% and 13.9%, respectively, compared to 12.3% and 13.4% at December 31, 1996. The Company's leverage ratio was 8.0% at March 31, 1997 compared to 7.6% at December 31, 1996. The Company's capital structure places it above the Federal Reserve Board's guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business. TABLE 3 details the various components of shareholders' equity.

SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

TABLE 3                                                                    MARCH 31         DECEMBER 31,
                                                                            1997                1996
                                                                       -----------------------------------
TIER 1 CAPITAL:

Common Stock                                                                  $5,614               $5,581
Surplus                                                                       38,869               38,472
Retained Earnings                                                             22,201               21,094
Unrealized holding loss on securities
 available-for-sale                                                           (2,539)                (803)
                                                                       -----------------------------------

  Total Shareholders' Equity                                                  64,145               64,344


Plus: Unrealized holding loss on securities
      available-for-sale                                                       2,539                  803
Less: disallowed intangibles                                                    (191)                (204)
                                                                       -----------------------------------

     Total Tier 1 Capital                                                     66,493               64,943

TIER 2 CAPITAL:
Qualifying allowance for loan losses                                           5,646                5,659
                                                                       -----------------------------------

     Total Tier 2 Capital                                                      5,646                5,659
                                                                       -----------------------------------

TOTAL RISK-BASED CAPITAL                                                     $72,139              $70,602
                                                                       ===================================


Risk Weighted Assets                                                        $519,379             $527,449
                                                                       ===================================


RATIOS:

Tier 1 Capital to risk weighted assets                                          12.8%                12.3%
Tier 2 Capital to risk weighted assets                                           1.1%                 1.1%
                                                                       -----------------------------------

Total risk-based capital ratio                                                  13.9%                13.4%
                                                                       ===================================

Leverage Ratio-Tier 1 Capital to quarterly
   average assets less intangibles                                               8.0%                 7.6%
                                                                       ===================================

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents management's view as to the amount necessary to absorb potential losses in the loan portfolio. The amount of the provision charged to expense each period is dependent upon an assessment of the loan portfolio quality, current economic trends and conditions, evaluation of specific client compositions, past loan loss experience and the level of net charge-offs during the period.

          The ratio of allowance for loan losses to total loans at March 31, 1997 was 1.42% compared to 1.51% at December 31, 1996. The coverage multiple of allowance for loan losses to nonperforming loans was 3.84 at March 31, 1997 compared to 3.58 at December 31, 1996. Management believes that the allowance for loan losses at March 31, 1997 is adequate to cover credit losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.


NONPERFORMING ASSETS AND PAST DUE LOANS

         Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $110 thousand to $1.87 million at March 31, 1997 compared to $1.98 million at December 31, 1996. Nonperforming assets to total assets at March 31, 1997 were .21% compared to .23% at December 31, 1996.

         Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $1.47 million at March 31, 1997 from $1.49 million at December 31, 1996.

         Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. Past due loans totalled $1.1 million at March 31, 1997. TABLE 4 details nonperforming assets, past due loans and asset quality ratios.

CREDIT QUALITY
(DOLLARS IN THOUSANDS)
TABLE 4

                                                                        MARCH 31,                 DECEMBER 31,
                                                                          1997                       1996
                                                                   ---------------------------------------------
Nonaccrual Loans                                                            $1,472                       $1,487
Restructured Loans                                                               0                           95
                                                                   ---------------------------------------------

  TOTAL NONPERFORMING LOANS                                                  1,472                        1,582
Other Real Estate                                                              398                          398
                                                                   ---------------------------------------------

  TOTAL NONPERFORMING ASSETS                                                 1,870                        1,980


Loans past due 90 days or
  more and accruing interest                                                 1,060                            0
                                                                   ---------------------------------------------

  TOTAL NONPERFORMING ASSETS AND
    LOANS PAST DUE 90 DAYS OR MORE                                          $2,930                       $1,980
                                                                   =============================================


Total Loans at Period End (1)                                             $398,160                     $373,613
Allowance for Loan Losses                                                    5,646                        5,659
Total Assets                                                               884,676                      872,470



ASSET QUALITY RATIOS:

Allowance for Loan Losses to
   Period end Loans                                                           1.42%                        1.51%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                                              3.84 X                       3.58 X

Total Nonperforming Loans
  to Total Loans                                                              0.37%                        0.42%

Total Nonperforming Assets to
  Total Assets                                                                0.21%                        0.23%

Nonperforming Assets to Total
  Loans plus Other Real Estate                                                0.47%                        0.53%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                                       0.74%                        0.53%


(1) Total Loans are reported net of unearned income and do not include mortgage loans held for resale

ASSET/LIABILITY MANAGEMENT

LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS

         The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

         At March 31, 1997 cash, cash equivalents and securities available-for-sale totalled $362.5 million compared to $345.8 million at December 31, 1996. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. In addition, the Company's strong capital position, a large core deposit base, the quality of assets and continued earnings power will ensure that the Company's long term liquidity needs are met. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center financial institutions.

         An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios as well as the expected magnitude of the repricing of specific asset and liability categories by assigning earnings change ratios to individual balance sheet items. The Company evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon their outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan portfolio, which contains fixed and variable rate assets. Therefore, any negative impact of holding below market securities should be offset by increases in earnings in the loan portfolio and corresponding increases in the market value of fixed rate liabilities. Also, the securities portfolio, which has an average life of less than four years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term exposure to interest rate changes. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

         The data in TABLE 5 reflects repricing or expected maturities of various assets and liabilities at March 31, 1997. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation," TABLE 5 also presents interest sensitivity on an adjusted basis using Beta coefficients. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in bank deposit rates to lag movements in open market rates. It also gives recognition to the fact that changes in bank money market, interest checking and savings rates do not move to the same degree as open market rates. On a cumulative one year basis at March 31, 1997, the Company had a negative beta adjusted gap of $107.2 million or (12.1)% excess interest sensitive liabilities over interest sensitive assets. A negative gap position indicates that the Company's earnings will be enhanced in a falling rate environment and earnings will be negatively impacted in a rising rate environment. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk exposure.

INTEREST RATE GAP ANALYSIS
(DOLLARS IN THOUSANDS)
TABLE 5


                                                                              MARCH 31, 1997
                                          -----------------------------------------------------------------------------------------

                                                   1-90             91-180           181-365              1-5              Over 5
INTEREST-SENSITIVE ASSETS:                         Days               Days              Days            Years               Years
-----------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                             $5,000                 $0                $0               $0                  $0
  Securities                                     15,084             20,348            34,902          236,560              74,699
  Mortgage Loans Held for Resale                 45,332                  0                 0                0                   0
  Loans                                         194,365              2,154             5,424          157,971              38,246
                                          -----------------------------------------------------------------------------------------

    Total                                       259,781             22,502            40,326          394,531             112,945
                                          -----------------------------------------------------------------------------------------

    Cumulative Totals                           259,781            282,283           322,609          717,140             830,085

INTEREST-SENSITIVE LIABILITIES:
-------------------------------------

  Interest Checking Accounts                     52,949                  0                 0                0                   0
  Savings Accounts                               88,134                  0                 0                0                   0
  Money Market Deposit Accounts                  92,298                  0                 0                0                   0
  Certificates of Deposit                       210,237             46,089            48,713           62,745               3,317
  Repurchase Agreements                          71,015                  0                 0                0                   0
  FHLB - Advances                                   500                  0               500            3,000                   0
  U.S. Demand Notes                               3,672                  0                 0                0                   0
                                           ----------------------------------------------------------------------------------------

    Totals                                      518,805             46,089            49,213           65,745               3,317
                                           ----------------------------------------------------------------------------------------

    Cumulative Totals                           518,805            564,894           614,107          679,852             683,169
                                           ----------------------------------------------------------------------------------------

      Gap                                     ($259,024)          ($23,587)          ($8,887)        $328,786            $109,628
                                           ========================================================================================

      Cumulative Gap                          ($259,024)         ($282,611)        ($291,498)         $37,288            $146,916
                                           ========================================================================================

Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .15)           45,007                  0                 0                0                   0
   Savings Accounts (beta factor .10)            79,321                  0                 0                0                   0
   Money Market Accounts (beta factor .35)       59,994                  0                 0                0                   0

                                           ----------------------------------------------------------------------------------------
Cumulative Beta Adjusted Gap                   ($74,703)          ($98,290)        ($107,177)        $221,609            $331,237
                                           ========================================================================================

As Reported Information:
-------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                50.07%             49.97%            52.53%          105.48%             121.51%

Cumulative Gap/Total Assets                      -29.28%            -31.95%           -32.95%            4.21%              16.61%

Beta Adjusted Information:
-------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                77.67%             74.17%            75.06%          144.72%             166.40%

Cumulative Gap/Total Assets                       -8.44%            -11.11%           -12.11%           25.05%              37.44%

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                         GEORGE MASON BANKSHARES, INC.
                                  (Registrant)




Date:    May 13, 1997              /s/ Bernard H. Clineburg
         ------------             ---------------------------------------------
                                          Bernard H. Clineburg
                                          President and Chief Executive Officer



Date:    May 13, 1997              /s/ James J. Consagra, Jr.
         ------------             ------------------------------------------
                                          James J. Consagra, Jr.
                                          Treasurer, Principal Financial and
                                          Accounting Officer