Form 10-Q
period 1997-06-30
MASON GEORGE BANKSHARES INC
filed 1997-08-13
CIK 761651

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997
                                            -------------
                         Commission file number 0-13833
                                                -------

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

The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 5,105,975 shares at August 12, 1997.

                         GEORGE MASON BANKSHARES, INC.
                                     INDEX

PART I. FINANCIAL INFORMATION                                                                    PAGE
-----------------------------                                                                    ----
ITEM 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets - June 30, 1997
                 and December 31, 1996                                                            3

                 Condensed Consolidated Statements of Income - Three months ended
                 June 30, 1997 and 1996, Six months ended June 30, 1997 and 1996                  4

                 Condensed Consolidated Statements of Shareholders' Equity - Six months
                 ended June 30, 1997 and 1996                                                     5

                 Condensed Consolidated Statements of Cash Flows - Six months ended
                 June 30, 1997 and 1996                                                           6

                 Notes to Condensed Consolidated Financial Statements - June 30, 1997             7

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                       14

PART II. OTHER INFORMATION
--------------------------

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             31

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      6(a).               The following exhibits required to be filed are filed herewith:

                          "Computation of Earnings per Common Share," is presented as
                          Note 6 on page 12 of the second quarter report on Form 10-Q.           12



      6(b).               Reports on Form 8-K

                          No reports on Form 8-K were filed
                          during the quarter ended June 30, 1997.



SIGNATURES                                                                                       32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


GEORGE MASON BANKSHARES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                                JUNE 30,               DECEMBER 31,
                                                                                    1997                       1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $42,637                    $41,158
Federal funds sold                                                                62,300                     23,800
                                                                  --------------------------------------------------
     Total cash and cash equivalents                                             104,937                     64,958

Securities available-for-sale                                                    298,646                    280,859
Securities held-to-maturity                                                       59,594                     64,574
Mortgage loans held for resale                                                    69,651                     72,983

Loans, net of unearned discount and loan fees                                    414,951                    373,613
Less: Allowance for  loan losses                                                  (5,657)                    (5,659)
                                                                  --------------------------------------------------
Loans, net                                                                       409,294                    367,954

Bank premises and equipment, net                                                   9,862                     10,019
Accrued income receivable                                                          4,950                      4,480
Prepaid expenses and other assets                                                  4,073                      4,186
Deferred income taxes                                                              2,111                      2,059
Other real estate                                                                    175                        398
                                                                  --------------------------------------------------
TOTAL ASSETS                                                                    $963,293                   $872,470
                                                                  ==================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                        $141,006                   $132,415
  Interest checking                                                               49,288                     49,002
  Savings                                                                        183,372                    162,414
  Time                                                                           391,387                    349,763
                                                                  --------------------------------------------------
Total Deposits                                                                   765,053                    693,594

Borrowed funds                                                                   123,701                    105,898
Other liabilities                                                                  6,322                      7,979
Dividends payable                                                                    713                        655
                                                                  --------------------------------------------------
TOTAL LIABILITIES                                                                895,789                    808,126

SHAREHOLDERS' EQUITY
Preferred stock                                                                        0                          0
Common stock                                                                       5,640                      5,581
Surplus                                                                           39,226                     38,472
Retained earnings                                                                 23,496                     21,094
Unrealized holding loss on securities available-for-sale                            (858)                      (803)
                                                                  --------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        67,504                     64,344
                                                                  --------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $963,293                   $872,470
                                                                  ==================================================



BOOK VALUE PER SHARE                                                              $13.29                     $12.80
                                                                  ==================================================



ACTUAL SHARES OUTSTANDING                                                          5,081                      5,028
                                                                  ==================================================

See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                           THREE MONTHS     THREE MONTHS        SIX MONTHS      SIX MONTHS
                                                               ENDED           ENDED              ENDED           ENDED
                                                          JUNE 30, 1997    JUNE 30, 1996      JUNE 30, 1997   JUNE 30, 1996
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                       $9,706          $7,867          $18,640          $15,906
Interest on federal funds sold and repurchase agreements            156              92              317              241

Interest on securities:
  Taxable                                                         5,728           4,080           11,081            7,877
  Tax-exempt                                                        285             281              565              608
                                                           -------------     -----------      -----------      -----------

TOTAL INTEREST INCOME                                            15,875          12,320           30,603           24,632
INTEREST EXPENSE
Interest on deposits                                              7,018           5,126           13,588           10,037
Interest on securities sold under agreeements to
  repurchase and other  borrowed funds                              997             745            1,799            1,413
                                                           -------------     -----------      -----------      -----------

TOTAL INTEREST EXPENSE                                            8,015           5,871           15,387           11,450
                                                           -------------     -----------      -----------      -----------

   NET INTEREST INCOME                                            7,860           6,449           15,216           13,182

PROVISION FOR LOAN LOSSES                                             8               0               12              181
                                                           -------------     -----------      -----------      -----------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             7,852           6,449           15,204           13,001

OTHER INCOME
  Service charges                                                   900             759            1,708            1,414
  Gain (loss) on sales of securities available-for-sale              (1)             39               40              320
  Gain on sales of mortgage loans held for resale                 2,444           2,675            4,984            5,042
  Other                                                             340             340              588              784
                                                           -------------     -----------      -----------      -----------
TOTAL OTHER INCOME                                                3,683           3,813            7,320            7,560

OTHER EXPENSES
  Salaries and employee benefits                                  4,719           4,511            9,471            9,249
  Occupancy                                                         852             753            1,704            1,515
  Equipment                                                         625             532            1,168            1,076
  Other operating expenses                                        2,404           2,177            4,610            4,377
                                                           -------------     -----------      -----------      -----------
TOTAL OTHER EXPENSES                                              8,600           7,973           16,953           16,217
                                                           -------------     -----------      -----------      -----------

INCOME BEFORE APPLICABLE INCOME TAXES                             2,935           2,289            5,571            4,344
INCOME TAXES                                                        929             667            1,749            1,303
                                                           -------------     -----------      -----------      -----------

NET INCOME                                                       $2,006          $1,622           $3,822           $3,041
                                                           =============     ===========      ===========      ===========


NET INCOME PER COMMON SHARE                                       $0.38           $0.32            $0.73            $0.60
                                                           =============     ===========      ===========      ===========


CASH DIVIDENDS DECLARED PER SHARE                                 $0.14           $0.11            $0.28            $0.21
                                                           =============     ===========      ===========      ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                               5,229           5,138            5,214            5,107
                                                           =============     ===========      ===========      ===========

See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                   COMMON                                    TREASURY                     UNREALIZED
                                   STOCK                                      STOCK &                     GAIN (LOSS)
                                   SHARES         COMMON                     UNEARNED       RETAINED          ON
                                OUTSTANDING       STOCK         SURPLUS        ESOP         EARNINGS      SECURITIES        TOTAL
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 1995         4,755      $     5,278    $    35,523    $      (42)     $  16,416           $752     $   57,927


Net Income                                                                                      3,041                         3,041

Common stock issuance                244              271          2,347            42                                        2,660

Cash dividends declared
  ($.21 per common share)                                                                        (971)                         (971)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                           (4,519)        (4,519)
                               -----------------------------------------------------------------------------------------------------

Balance, June 30, 1996             4,999      $     5,549    $    37,870    $       -       $  18,486      $  (3,767)    $   58,138
                                ========       ==========     ==========     ==========      ========       ==========    ==========

Balance, December 31, 1996         5,028      $     5,581    $    38,472    $       -       $  21,094      $    (803)    $   64,344


Net Income                                                                                      3,822                         3,822

Common stock issuance                 53               59            754            -                                           813

Cash dividends declared
  ($.28 per common share)                                                                      (1,420)                       (1,420)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                              (55)           (55)
                               -----------------------------------------------------------------------------------------------------

Balance, June 30, 1997             5,081      $     5,640    $    39,226    $       -       $  23,496      $    (858)    $   67,504
                                ========       ==========     ==========     ==========      ========       ==========    ==========


See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

(UNAUDITED)                                                                          SIX MONTHS              SIX MONTHS
                                                                                          ENDED                   ENDED
                                                                                       JUNE 30,                JUNE 30,
                                                                                           1997                    1996
                                                                           ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income                                                                               $3,822                  $3,041
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Net amortization of securities                                                           302                      48
   Depreciation                                                                             906                     773
   Provision for loan losses                                                                 12                     181
   Gain on sale of securities  available-for-sale                                           (40)                   (320)
   (Benefit) provision of deferred income taxes                                             (52)                    (49)
Change in assets and liabilities:
   (Increase) decrease in mortgage loans held for resale                                  3,332                  (4,323)
   (Increase) in accrued income receivable,
    other assets and other real estate                                                     (134)                 (4,628)
   Increase (decrease) in other liabilities                                              (1,657)                  1,130
                                                                           ---------------------------------------------

     Net cash provided by (used in)  operating activities                                 6,491                  (4,147)
                                                                           ---------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES


Proceeds from sale and maturities of available-for-sale securities                       44,899                  82,183
Proceeds from maturities of held-to-maturity securities                                   5,885                   5,086
Proceeds from maturities of trading securities                                                0                   5,693
Purchase of available-for-sale securities                                               (61,855)               (153,041)
Purchase of held-to-maturity securities                                                  (2,051)                 (3,272)
Net increase in loans                                                                   (41,352)                (32,588)
Purchase of property and equipment                                                         (749)                   (767)
                                                                           ---------------------------------------------

     Net cash used in investing activities                                              (55,223)                (96,706)
                                                                           ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                                 71,459                  50,035
Net increase in borrowed funds                                                           17,803                  41,708
Net proceeds from sale of common stock                                                      811                   2,660
Dividends paid                                                                           (1,362)                   (723)
                                                                           ---------------------------------------------

     Net cash provided by financing activities                                           88,711                  93,680
                                                                           ---------------------------------------------


Net decrease in cash and cash equivalents                                                39,979                  (7,173)

Cash and cash equivalents at beginning of period                                         64,958                  49,639
                                                                           ---------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $104,937                 $42,466
                                                                           ===================== ======================

    Interest paid                                                                       $15,251                 $11,388
                                                                           =============================================

    Income taxes paid                                                                    $1,578                  $1,426
                                                                           =============================================


See notes to condensed consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1997



NOTE 1 - ORGANIZATION

George Mason Bankshares, Inc., (the "Company") is a Virginia bank holding company that was formed in 1984 and is headquartered in Fairfax, Virginia. The Company owns all of the outstanding stock of its subsidiary bank, George Mason Bank, ("GMB"), which was incorporated in 1977 and opened for business in 1979. George Mason Mortgage Corporation, ("GMMC") is a wholly owned subsidiary of GMB. Additionally, the Company owns all of the outstanding stock of Mason Holding Corporation, ("MHC") a bank holding company which acquired Palmer National Bancorp, Inc. ("PNBI"), the holding company for The Palmer National Bank ("PNB") on May 17, 1996. On June 9, 1997, PNB was merged into GMB.



NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications were made to prior period financial statements to conform to current year presentation.

NOTE 3
SECURITIES
(DOLLARS IN THOUSANDS)


                                                                                 JUNE 30, 1997
--------------------------------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE-FOR-SALE                                              GROSS                 GROSS
                                                    AMORTIZED           UNREALIZED             UNREALIZED               FAIR
                                                      COST                 GAINS                 LOSSES                 VALUE
                                              ----------------------------------------------------------------------------------
U.S. Treasury                                           $8,004                 $3                    ($3)               $8,004
U.S. Government Agencies and Corporations               36,615                 45                   (127)               36,533
States and Political Subdivisions                        2,634                 36                      0                 2,670
Mortgage-Backed Securities                             249,232                429                 (1,332)              248,329
Other Securities                                         3,110                  0                      0                 3,110
                                              ---------------------------------------------------------------------------------

TOTAL                                                 $299,595               $513                ($1,462)             $298,646
                                              =================================================================================

SECURITIES HELD-TO-MATURITY

U.S. Government Agencies and Corporations               $1,970                $14                     $0                $1,984
States and Political Subdivisions                       19,102                629                    (14)               19,717
Mortgage-Backed Securities                              38,522                390                   (141)               38,771
                                              ---------------------------------------------------------------------------------

TOTAL                                                  $59,594             $1,033                  ($155)              $60,472
                                              =================================================================================


                                                                            DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------


SECURITIES AVAILABLE-FOR-SALE                                          GROSS                 GROSS
                                                    AMORTIZED       UNREALIZED             UNREALIZED               FAIR
                                                      COST             GAINS                 LOSSES                 VALUE
                                              -------------------------------------------------------------------------------
U.S. Treasury                                          $10,010             $12                   ($11)              $10,011
U.S. Government Agencies and Corporations               24,247              54                    (49)               24,252
States and Political Subdivisions                        1,316              14                     (6)                1,324
Mortgage-Backed Securities                             243,274             646                 (1,420)              242,500
Other Securities                                         2,772               0                      0                 2,772
                                              -------------------------------------------------------------------------------

TOTAL                                                 $281,619            $726                ($1,486)             $280,859
                                              ===============================================================================

SECURITIES HELD-TO-MATURITY

U.S. Government Agencies and Corporations               $4,671             $56                     $0                $4,727
States and Political Subdivisions                       18,818             448                    (68)               19,198
Mortgage-Backed Securities                              41,085             523                   (176)               41,432
                                              -------------------------------------------------------------------------------

TOTAL                                                  $64,574          $1,027                  ($244)              $65,357
                                              ===============================================================================

NOTE 4
LOANS
(DOLLARS IN THOUSANDS)

                                                              JUNE 30,                DECEMBER 31,
                                                                 1997                        1996
--------------------------------------------------------------------------------------------------
  Commercial                                                 $102,341                    $100,986
  Real Estate-Construction                                     42,032                      32,203
  Real Estate-Mortgage                                        167,505                     156,958
  Home Equity Lines                                            48,135                      44,141
  Consumer                                                     55,715                      40,083
                                             -----------------------------------------------------

    GROSS LOANS                                               415,728                     374,371
                                             -----------------------------------------------------

  Less: Deferred loan fees and
    unearned discount                                            (777)                       (758)
                                             -----------------------------------------------------

LOANS,NET OF UNEARNED DISCOUNT AND
 DEFERRED LOAN FEES                                           414,951                     373,613
                                             -----------------------------------------------------

  Allowance for loan losses                                    (5,657)                     (5,659)
                                             -----------------------------------------------------

LOANS,NET                                                     409,294                     367,954
                                             -----------------------------------------------------


MORTGAGE LOANS HELD FOR RESALE                                 69,651                      72,983
                                             -----------------------------------------------------


TOTAL LOANS, NET                                             $478,945                    $440,937
                                             =====================================================

NOTE 5
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                  THREE MONTHS          THREE MONTHS            SIX MONTHS            SIX MONTHS
                                                      ENDED                 ENDED                 ENDED                 ENDED
                                                  JUNE 30, 1997         JUNE 30, 1996         JUNE 30, 1997         JUNE 30, 1996
                                      --------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                         $5,646                $5,704                $5,659                $5,529

Provision charged to expense                                8                     0                    12                   181

Charge-offs:
  Commercial and other                                      0                     2                    30                    42
  Consumer                                                  3                     8                     3                    21
  Real Estate-Mortgage                                      0                    40                     0                    40
  Real Estate-Construction                                  0                     0                     0                     0
                                      --------------------------------------------------------------------------------------------

    Total Charge-offs                                       3                    50                    33                   103

Recoveries:
  Commercial and other                                      2                     4                    13                    26
  Consumer                                                  4                     2                     6                     7
  Real Estate-Mortgage                                      0                    27                     0                    47
  Real Estate-Construction                                  0                     0                     0                     0
                                      --------------------------------------------------------------------------------------------

    Total Recoveries                                        6                    33                    19                    80

Net Charge-Offs (Recoveries)                               (3)                   17                    14                    23
                                      --------------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD                               $5,657                $5,687                $5,657                $5,687
                                      ============================================================================================

Average Total Loans(1)                               $402,385              $317,789              $391,905              $310,390

Total Loans at Period End (1)                        $414,951              $332,304              $414,951              $332,304

Ratio of net charge-offs (recoveries)
  to average total loans                                0.00%                 0.01%                 0.00%                 0.01%

Ratio of allowance for
  loan losses to total
  loans at period end                                   1.36%                 1.71%                 1.36%                 1.71%


(1) Total loans are reported net of unearned income and do not include mortgage loans held for resale.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES                               PERCENT OF                                PERCENT OF
(DOLLARS IN THOUSANDS)                                                  LOANS IN EACH                             LOANS IN EACH
                                                                         CATEGORY TO                               CATEGORY TO
                                                     JUNE 30,               TOTAL               DECEMBER 31,          TOTAL
                                                       1997                 LOANS                   1996              LOANS
                                             ---------------------------------------------------------------------------------
Commercial                                             $1,588                 24.6%                  $934               27.0%
Real Estate-Construction                                  668                 10.1%                   511                8.6%
Real Estate-Mortgage                                    1,172                 40.3%                 2,337               41.9%
Home Equity Loans                                         469                 11.6%                   313               11.8%
Consumer                                                  414                 13.4%                   256               10.7%
Unallocated                                             1,346                   N/A                 1,308                 N/A
                                            ----------------------------------------------------------------------------------

Total                                                  $5,657                100.0%                $5,659              100.0%
                                            ==================================================================================

NOTE 6
EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                        JUNE 30,                                  JUNE 30,
                                                                1997                1996                   1997             1996
------------------------------------------------------------------------------------------      ----------------------------------
PRIMARY NET INCOME PER SHARE:

Net income                                                     $2,006              $1,622                 $3,822           $3,041

Stock and stock equivalents (average shares):
   Common shares outstanding                                    5,070               4,971                  5,057            4,948
   Stock options (a)                                              159                 167                    157              159
                                                     -------------------------------------      ----------------------------------

Total stock and stock equivalents                               5,229               5,138                  5,214            5,107
                                                     -------------------------------------      ----------------------------------

PRIMARY NET INCOME PER SHARE                                    $0.38               $0.32                  $0.73            $0.60
                                                     =====================================      ==================================


FULLY DILUTED NET INCOME PER SHARE:

Net income                                                     $2,006              $1,622                 $3,822           $3,041

Stock and stock equivalents (average shares):
   Common shares outstanding                                    5,070               4,971                  5,057            4,948
   Stock options (b)                                              249                 167                    249              159
                                                     -------------------------------------      ----------------------------------

Total stock and stock equivalents                               5,319               5,138                  5,306            5,107
                                                     -------------------------------------      ----------------------------------

FULLY DILUTED NET INCOME PER SHARE                              $0.38               $0.32                  $0.72            $0.60
                                                     =====================================      ==================================

(a) Shares were assumed to be repurchased at the average closing stock prices for the three and six months ended June 30, 1997 and 1996.

(b) Shares were assumed to be repurchased at the June 30, 1997 closing price.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for the periods ended December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1997 and June 30, 1996 of $.02 per share and $.01 per share, respectively. For the six months ended June 30, 1997 and June 30, 1996, the impact is expected to result in an increase in primary earnings of $.03 per share and $.01 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

FINANCIAL SUMMARY

            Net income for the three months ended June 30, 1997 increased by 23.7% over the same period last year, as net income totalled $2.01 million or $.38 per share for the quarter compared to $1.62 million or $.32 per share for the second quarter of 1996. Returns on average assets and average equity for the second quarter of 1997 were .92% and 11.90%, respectively, compared to .93% and 10.67% for the same period in 1996. Net income for the first six months of 1997 was $3.82 million compared to $3.04 million for the first half of 1996, representing an increase of 25.7%. Earnings per share for the comparable six months of 1997 and 1996 were $.73 and $.60, respectively.

             The Company continued to experience significant growth as total assets increased to $963.3 million at June 30, 1997 compared to $872.5 million at December 31, 1996 representing an increase of $90.8 million or 10.4%. Loan demand continued to improve as loans (net of unearned income) increased by $41.3 million to $415.0 million at June 30, 1997 compared to $373.6 million at year-end 1996. Total deposits were $765.1 million at the end of the quarter compared to $693.6 million at December 31, 1996, representing an increase of 10.3%.

            Shareholders' equity at June 30, 1997 totalled $67.5 million compared to $64.3 million at December 31, 1996. Book value per share of common stock on June 30, 1997 was $13.29 compared to $12.80 at December 31, 1996.

EARNINGS ANALYSIS

NET INTEREST INCOME

            Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income on a fully taxable equivalent basis totalled $8.0 million for the second quarter of 1997 compared to $6.6 million for the second quarter of 1996, while net interest income for the first six months of 1997 totalled $15.5 million compared to $13.5 million for the same period in 1996, representing an increase of 15.0%. The improvements in net interest income were attributable to a higher volume of earning assets which was partially offset by a tightening of the spread between interest rates earned on loans, securities, federal funds sold and other investments, and the rates paid on deposits and borrowed funds. TABLE 2 and TABLE 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

            The Company's net interest margin for the quarter ended June 30, 1997 decreased to 3.87% from 4.01% for the second quarter of 1996. An increase in the yield on earning assets of 17 basis points was offset by a 30 basis point increase in the cost to fund earning assets. The net interest margin for the first six months of 1997 declined to 3.85% compared to 4.22% for the same period in 1996. The drop in the net interest margin percentage for the first six months of the year was attributable to an increase in the Company's cost to fund earning assets of 23 basis points combined with a decrease in the yield on earning assets of 15 basis points. The increase in the cost of funds was primarily the result of the Company's increased reliance on certificates of deposit which pay a substantially higher rate of interest than interest checking and money market deposits. Average certificates of deposit (including $100 thousand and over) represented 61.7% of total interest-bearing deposits for the first six months of 1997 compared to 56.0% for the same period last year.

            In the first six months of 1996, average earning assets increased by $169.4 million or 26.2% to $815.0 million compared to $645.6 million for the first six months of 1996. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $434.7 million for the first six months of 1997 compared to $361.5 million for the same period a year ago. The growth in earning assets was primarily funded by an increase in certificates of deposit and savings accounts as average interest bearing deposits increased to $593.6 million in the first six months of 1997 from $452.7 million for the same period in 1996, representing an increase of 31.1%. Average demand deposits rose by 11.8% to $113.5 million for the first six months of 1997 compared to $101.6 million during the same period last year. TABLE 1 and TABLE 1A present an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1


                                                  THREE MONTHS ENDED                               THREE MONTHS ENDED
                                                     JUNE 30, 1997                                    JUNE 30, 1996
                                                 ---------------------                            ---------------------


                                       AVERAGE                           AVERAGE         AVERAGE                     AVERAGE
                                       BALANCE              INTEREST       RATE          BALANCE          INTEREST     RATE
                                   ----------------------------------------------   -----------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities                  $8,727              $125      5.74%              $16,478          $240    5.84%
  Federal Agency and
    Mortgage-Backed Securities             343,589             5,509      6.43%              241,652         3,772    6.26%
  State and Political
    Subdivision Securities (1)              21,722               412      7.61%               20,315           406    8.02%
  Other Investments(4)                       3,360                94     11.22%                6,061            83    5.49%
                                   ------------------------------------------------------------------------------------------

    Total Securities                       377,398             6,140      6.53%              284,506         4,501    6.35%

Loans: (3)
  Commercial (1)                           104,731             2,365      9.06%               97,845         2,250    9.22%
  Real Estate-Construction                  37,146               944     10.19%               33,931           799    9.44%
  Real Estate-Mortgage (2)                 251,321             5,499      8.78%              219,995         4,449    8.11%
  Consumer                                  51,008               940      7.39%               19,542           391    8.03%
                                   ----------------------------------------------   -----------------------------------------

     Total Loans                           444,206             9,748      8.80%              371,313         7,889    8.52%

  Federal Funds Sold                        11,385               156      5.50%                6,197            92    5.95%
                                   ----------------------------------------------   -----------------------------------------



  Total Interest-Earning Assets            832,989            16,044      7.73%              662,016        12,482    7.56%

Noninterest-Earning Assets:
  Cash and Due from Banks                   29,422                                            25,691
  Other Assets                              18,288                                            17,786
  Allowance for Loan Losses                 (5,645)                                           (5,693)
  Deferred Loan Fees                          (779)                                           (1,549)
                                   ----------------                                 -----------------

  Total Noninterest-Earning Assets          41,286                                            36,235
                                   ----------------                                 -----------------

Total Assets                              $874,275                                          $698,251
                                   ----------------                                 =================



(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.
(2) Includes mortgage loans held for resale and home equity lines of credit.
(3) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(4) Includes trading income

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1 (CONTINUED)


                                                       THREE MONTHS ENDED                                THREE MONTHS ENDED
                                                         JUNE 30, 1997                                     JUNE 30, 1996
                                                     ---------------------                             ---------------------

                                              AVERAGE                      AVERAGE              AVERAGE                     AVERAGE
                                              BALANCE         INTEREST       RATE               BALANCE        INTEREST      RATE
                                        -------------------------------------------      -------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                  $51,522             $304       2.37%              $45,140           $236       2.10%
  Money Market Deposits                        91,630              699       3.06%              105,478            781       2.97%
  Savings Deposits                             90,685              982       4.34%               53,494            571       4.28%
  Certificates of Deposit
    $100,000 and over                          84,274            1,132       5.39%               68,736            913       5.33%
  Certificates of Deposit                     287,530            3,901       5.44%              192,863          2,625       5.46%
                                        -------------------------------------------      ------------------------------------------

  Total Interest-Bearing Deposits             605,641            7,018       4.65%              465,711          5,126       4.41%

Purchased Funds                                82,544              997       4.84%               65,576            745       4.56%
                                        -------------------------------------------      ------------------------------------------

  Total Interest-Bearing Liabilities          688,185            8,015       4.67%              531,287          5,871       4.43%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                       113,985                                           100,500
  Other Liabilities                             6,911                                             7,343
                                        --------------                                   ---------------
  Total Noninterest-Bearing
   Liabilities                                120,896                                           107,843
                                        --------------                                   ---------------

Total Liabilities                             809,081                                           639,130
Shareholders' Equity                           65,194                                            59,121
                                        --------------                                   ---------------
Total Liabilities and Shareholders'
   Equity                                    $874,275                                          $698,251
                                        ==============                                   ===============

Interest Spread                                                              3.06%                                           3.13%
                                                      -----------------------------                     ---------------------------

Net Interest Margin                                             $8,029       3.87%                              $6,611       4.01%
                                                      =============================                     ===========================

Cost to fund earning assets                                                  3.86%                                           3.56%
                                                                       ============                                    ============

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A

                                                        SIX MONTHS ENDED                               SIX MONTHS ENDED
                                                         JUNE 30, 1997                                   JUNE 30, 1996
                                                     ---------------------                          ---------------------


                                            AVERAGE                          AVERAGE         AVERAGE                       AVERAGE
                                            BALANCE             INTEREST      RATE           BALANCE           INTEREST      RATE
                                    --------------------------------------------------    -----------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities                    $9,171                 $261    5.74%             $19,365             $550    5.73%
  Federal Agency and
    Mortgage-Backed Securities               334,874               10,713    6.45%             227,231            7,160    6.35%
  State and Political
    Subdivision Securities (1)                21,311                  807    7.64%              22,574              893    7.98%
  Other Investments                            3,113                  106    6.87%               7,256              167    4.64%
                                    --------------------------------------------------    -----------------------------------------

    Total Securities                         368,469               11,887    6.51%             276,426            8,770    6.40%

Loans: (3)
  Commercial (1)                             103,888                4,687    9.10%              99,328            4,741    9.63%
  Real Estate-Construction                    35,206                1,733    9.93%              29,732            1,390    9.43%
  Real Estate-Mortgage (2)                   248,538               10,574    8.58%             215,517            9,139    8.55%
  Consumer                                    47,063                1,734    7.43%              16,886              682    8.14%
                                    --------------------------------------------------    -----------------------------------------

     Total Loans                             434,695               18,728    8.69%             361,463           15,952    8.90%

  Federal Funds Sold                          11,858                  317    5.39%               7,753              241    6.27%
                                    --------------------------------------------------    -----------------------------------------


  Total Interest-Earning Assets              815,022               30,932    7.65%             645,642           24,963    7.80%

Noninterest-Earning Assets:
  Cash and Due from Banks                     28,339                                            25,121
  Other Assets                                18,865                                            19,195
  Allowance for Loan Losses                   (5,651)                                           (5,651)
  Deferred Loan Fees                            (758)                                           (1,439)
                                    -----------------                                     -------------

  Total Noninterest-Earning Assets            40,795                                            37,226
                                    -----------------                                     -------------

Total Assets                                $855,817                                          $682,868
                                    -----------------                                     =============



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

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A (CONTINUED)


                                                        SIX MONTHS ENDED                                SIX MONTHS ENDED
                                                          JUNE 30, 1997                                   JUNE 30, 1996
                                                      ---------------------                           ---------------------

                                             AVERAGE                         AVERAGE          AVERAGE                     AVERAGE
                                             BALANCE        INTEREST          RATE            BALANCE        INTEREST       RATE
                                       -----------------------------------------------   ----------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                 $50,895             $525       2.08%             $45,411           $482       2.14%
  Money Market Deposits                       91,483            1,386       3.06%             106,947          1,589       3.00%
  Savings Deposits                            85,121            1,830       4.34%              46,988          1,000       4.29%
  Certificates of Deposit
    $100,000 and over                         82,238            2,192       5.38%              66,165          1,773       5.40%
  Certificates of Deposit                    283,821            7,655       5.44%             187,205          5,193       5.59%
                                       -------------------------------------------      -----------------------------------------

  Total Interest-Bearing Deposits            593,558           13,588       4.62%             452,716         10,037       4.47%

Purchased Funds                               76,620            1,799       4.73%              61,938          1,413       4.60%
                                       -------------------------------------------      -----------------------------------------

  Total Interest-Bearing Liabilities         670,178           15,387       4.63%             514,654         11,450       4.49%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                      113,541                                          101,600
  Other Liabilities                            6,840                                            6,928
                                       --------------                                   --------------
  Total Noninterest-Bearing
   Liabilities                               120,381                                          108,528
                                       --------------                                   --------------

Total Liabilities                            790,559                                          623,182
Shareholders' Equity                          65,258                                           59,686
                                       --------------                                   --------------
Total Liabilities and Shareholders'
   Equity                                   $855,817                                         $682,868
                                       ==============                                   ==============

Interest Spread                                                             3.03%                                          3.31%
                                                     -----------------------------                    ---------------------------

Net Interest Margin                                           $15,545       3.85%                            $13,513       4.22%
                                                     =============================                    ===========================

Cost to fund earning assets                                                 3.81%                                          3.58%
                                                                      ============                                   ============

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)


                                                                FROM THE THREE MONTHS ENDED
                                                                    JUNE 30, 1997 TO THE
(DOLLARS IN THOUSANDS)                                               THREE MONTHS ENDED
TABLE 2                                                                JUNE 30, 1996
                                                                       CHANGE DUE TO:
                                                             -----------------------------------

                                             TOTAL
                                            INCREASE
                                           (DECREASE)                       RATE                           VOLUME
                                     -------------------------------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                        ($115)                               ($2)                       ($113)
  Federal Agency and
    Mortgage-Backed Securities                   1,737                               $146                       $1,591
 State and Political
    Subdivision Securities (1)                       6                               ($22)                         $28
 Other Investments                                  11                                $48                         ($37)
                                     ------------------

  Total Securities                               1,639                               $169                       $1,470

Loans: (3)
  Commercial (1)                                   115                               ($44)                        $158
  Real Estate-Construction                         145                                $69                          $76
  Real Estate-Mortgage (2)                       1,050                               $416                         $634
  Consumer                                         549                               ($81)                        $630
                                     ------------------

  Total Loans                                    1,859                               $310                       $1,549

Federal Funds Sold                                  64                               ($13)                         $77
                                     ------------------



TOTAL INTEREST INCOME                            3,562                               $338                       $3,224
                                     ------------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                        68                                $35                          $33
  Money Market Deposits                            (82)                               $21                        ($103)
  Savings Deposits                                 411                                $14                         $397
  Certificates of Deposit
    $100,000 and over                              219                                $13                         $206
  Certificates of Deposit                        1,276                               ($12)                      $1,288
                                     ------------------

  Total Interest-Bearing Deposits                1,892                               $352                       $1,540

Purchased Funds                                    252                                $59                         $193
                                     ------------------

TOTAL INTEREST EXPENSE                           2,144                               $410                       $1,734
                                     ------------------

NET INTEREST INCOME                             $1,418                              ($290)                      $1,707
                                     ==================





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

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)

                                                                      FROM THE SIX MONTHS ENDED
                                                                         JUNE 30, 1997 TO THE
(DOLLARS IN THOUSANDS)                                                     SIX MONTHS ENDED
TABLE 2A                                                                    JUNE 30, 1996
                                                                            CHANGE DUE TO:
                                                                  -----------------------------------

                                                  TOTAL
                                                 INCREASE
                                                (DECREASE)                       RATE                         VOLUME
                                         ---------------------------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                              ($289)                           $1                        ($290)
  Federal Agency and
    Mortgage-Backed Securities                         3,553                          $161                       $3,392
 State and Political
    Subdivision Securities (1)                           (86)                         ($36)                        ($50)
 Other Investments                                       (61)                          $34                         ($95)
                                         --------------------

  Total Securities                                     3,117                          $197                       $2,920

Loans: (3)
  Commercial (1)                                         (54)                        ($272)                        $218
  Real Estate-Construction                               343                           $87                         $256
  Real Estate-Mortgage (2)                             1,435                           $35                       $1,400
  Consumer                                             1,052                         ($167)                      $1,219
                                         --------------------

  Total Loans                                          2,776                         ($456)                      $3,232

Federal Funds Sold                                        76                          ($52)                        $128
                                         --------------------



TOTAL INTEREST INCOME                                  5,969                         ($580)                      $6,549
                                         --------------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                              43                          ($15)                         $58
  Money Market Deposits                                 (203)                          $27                        ($230)
  Savings Deposits                                       830                           $18                         $812
  Certificates of Deposit
    $100,000 and over                                    419                          ($12)                        $431
  Certificates of Deposit                              2,462                         ($218)                      $2,680
                                         --------------------

  Total Interest-Bearing Deposits                      3,551                          $428                       $3,123

Purchased Funds                                          386                           $51                         $335
                                         --------------------

TOTAL INTEREST EXPENSE                                 3,937                          $477                       $3,460
                                         --------------------

NET INTEREST INCOME                                   $2,032                       ($1,513)                      $3,545
                                         ====================





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

PROVISION FOR LOAN LOSSES

            The provision for loan losses for the first six months of 1997 totaled $12 thousand compared to $181 thousand for the same period last year. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

GAIN ON SALES OF MORTGAGE LOANS HELD FOR RESALE

            Gain on sales of mortgage loans held for resale for the second quarter of 1997 totalled $2.4 million compared to $2.7 million for the same period last year, a decrease of $231 thousand or 8.6%. Gain on sales of loans held for resale for the first six months of 1997 and the first six months of 1996 were $5.0 million.

GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE

            Gain on sales of securities available-for-sale totalled $40 thousand for the first six months of 1997 compared to $320 thousand for the same period last year. The securities were sold in response to changes in market interest rates, liquidity needs and other general asset/liability considerations.

OTHER NONINTEREST INCOME

            Service charges on deposit accounts for the second quarter of 1997 totalled $900 thousand compared to $759 thousand for the second quarter of 1996, an increase of 18.6%. Service charge income for the first six months of 1997 increased to $1.7 million compared to $1.4 million for the same period last year an increase of 20.8%. The increase in service charge income was primarily attributable to the Company's growing deposit base. The Company currently derives most of its service fee income from checking accounts, money market accounts, NOW accounts and ATM transaction fees.

NONINTEREST EXPENSES

            In support of the Company's strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totalled $17.0 million for the first six months of 1997, compared to $16.2 million for the same period in 1996, representing an increase of $736 thousand or 4.5%. Noninterest expenses for the second quarter of 1997 totalled $8.6 million compared to $8.0 million for the second quarter of 1996, representing an increase of 7.9%.

  During 1996, the Company incurred significant merger related costs in conjunction with the acquisition of PNBI. For the first six months of 1996 merger related expenses totalled $368 thousand of which $262 thousand were incurred in the second quarter.

CAPITAL RESOURCES

            Shareholders' equity on June 30, 1997 was $67.5 million compared to $64.3 million on December 31, 1996.

            Factors contributing to the increase in shareholders' equity were net income (reduced by the quarterly cash dividend) and the issuance of new shares through the Company's employee stock and dividend reinvestment plans. The decline in the unrealized holding gain (loss) on securities available-for-sale amounted to $55 thousand (net of tax) from December 31, 1996 to June 30, 1997. The effect of the unrealized losses in the securities available-for-sale portfolio reduced book value by $.16 per share on June 30, 1997. For a detailed discussion of the impact on earnings from holding below market securities, see" Asset/Liability Management."

            Cash dividends declared for the first six months of 1997 amounted to $.28 per share compared to $.21 per share for the first half of 1996.

            At June 30, 1997, the Company's Tier 1 and total risk-based capital ratios were 12.2% and 13.2%, respectively, compared to 12.3% and 13.4% at December 31, 1996. The Company's leverage ratio was 7.8% at June 30, 1997 compared to 7.6% at December 31, 1996. The Company's capital structure places it above the Federal Reserve Board's minimum guidelines for a well capitalized institution. TABLE 3 details the various components of shareholders' equity.

SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)                                                                                WELL CAPITALIZED
TABLE 3                                                  JUNE 30,               DECEMBER 31,             REGULATORY
                                                           1997                     1996                  MINIMUMS
                                                  ---------------------------------------------------------------------
TIER 1 CAPITAL:

Common Stock                                                  $5,640                  $5,581
Surplus                                                       39,226                  38,472
Retained Earnings                                             23,496                  21,094
Unrealized holding loss on securities
 available-for-sale                                             (858)                   (803)
                                                  -------------------------------------------

  Total Shareholders' Equity                                  67,504                  64,344


Plus: Unrealized holding loss on securities
      available-for-sale                                         858                     803
Less: disallowed intangibles                                    (178)                   (204)
                                                  -------------------------------------------

     Total Tier 1 Capital                                     68,184                  64,943

TIER 2 CAPITAL:
Qualifying allowance for loan losses                           5,657                   5,659
                                                  -------------------------------------------

     Total Tier 2 Capital                                      5,657                   5,659
                                                  -------------------------------------------

TOTAL RISK-BASED CAPITAL                                     $73,841                 $70,602
                                                  ===========================================



Risk Weighted Assets                                        $559,892                $527,449
                                                  ===========================================


RATIOS:

Tier 1 Capital to risk weighted  assets                        12.2%                   12.3%                     6.0%
Tier 2 Capital to risk weighted  assets                         1.0%                    1.1%
                                                  -------------------------------------------

Total risk-based capital ratio                                 13.2%                   13.4%                    10.0%
                                                  ===========================================

Leverage Ratio-Tier 1 Capital to  quarterly
   average assets less intangibles                              7.8%                    7.6%                     5.0%
                                                  ===========================================

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

             The ratio of allowance for loan losses to total loans at June 30, 1997 was 1.36% compared to 1.51% at December 31, 1996. The coverage multiple of allowance for loan losses to nonperforming loans was 4.58 at June 30, 1997 compared to 3.58 at December 31, 1996. Management believes that the allowance for loan losses at June 30, 1997 is adequate to cover credit losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

NONPERFORMING ASSETS AND PAST DUE LOANS

            Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $569 thousand to $1.4 million at June 30, 1997 compared to $2.0 million at December 31, 1996. Nonperforming assets to total assets at June 30, 1997 were .15% compared to .23% at December 31, 1996.

            Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $1.2 million at June 30, 1997 from $1.5 million at December 31, 1996.

            Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. Past due loans totalled $2.8 million at June 30, 1997. TABLE 4 details nonperforming assets, past due loans and asset quality ratios.

CREDIT QUALITY
(DOLLARS IN THOUSANDS)
TABLE 4


                                                         JUNE 30,              DECEMBER 31,
                                                           1997                    1996
                                                --------------------------------------------

Nonaccrual Loans                                            $1,236                   $1,487
Restructured Loans                                               0                       95
                                                --------------------------------------------

  TOTAL NONPERFORMING LOANS                                  1,236                    1,582
Other Real Estate                                              175                      398
                                                --------------------------------------------

  TOTAL NONPERFORMING ASSETS                                 1,411                    1,980


Loans past due 90 days or
  more and accruing interest                                 2,788                        0
                                                --------------------------------------------

  TOTAL NONPERFORMING ASSETS AND
    LOANS PAST DUE 90 DAYS OR MORE                          $4,199                   $1,980
                                                ============================================


Total Loans at Period End (1)                             $414,951                 $373,613
Allowance for Loan Losses                                    5,657                    5,659
Total Assets                                               963,293                  872,470



ASSET QUALITY RATIOS:

Allowance for Loan Losses to
   Period end Loans                                          1.36%                    1.51%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                              4.58 X                   3.58 X

Total Nonperforming Loans
  to Total Loans                                             0.30%                    0.42%

Total Nonperforming Assets to
  Total Assets                                               0.15%                    0.23%

Nonperforming Assets to Total
  Loans plus Other Real Estate                               0.34%                    0.53%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                      1.01%                    0.53%


(1) Total loans are reported net of unearned income and do not include mortgage loans held for resale

ASSET/LIABILITY MANAGEMENT

LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS

            The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

            At June 30, 1997 cash, cash equivalents, and securities available-for-sale totalled $403.6 million compared to $345.8 million at December 31, 1996. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. In addition, the Company's capital position, a large core deposit base, the quality of assets and continued earnings power will ensure that the Company's long term liquidity needs are met. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center financial institutions.

            An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios as well as the expected magnitude of the repricing of specific asset and liability categories by assigning earnings change ratios to individual balance sheet items. The Company evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon their outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan and deposit portfolios, which contain both fixed and variable rate assets. Therefore, any negative impact of holding below market securities should be offset by increases in earnings in the variable rate loan portfolio and corresponding increases in the market value of fixed rate liabilities. Also, the securities portfolio, which has an average repricing term of less than 3 years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term exposure to interest rate changes. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

            The data in TABLE 5 reflects repricing or expected maturities of various assets and liabilities at June 30, 1997. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree. Therefore, the Company's static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation," TABLE 5 also presents interest sensitivity on an adjusted basis using Beta coefficients. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in bank deposit rates to lag movements in open market rates. It also gives recognition to the fact that changes in bank money market, interest checking and savings rates do not move to the same degree as open market rates. On a cumulative one year basis at June 30, 1997, the Company had a negative beta adjusted gap of $93.8 million or (9.7)% excess interest sensitive liabilities over interest sensitive assets. A negative gap position indicates that the Company's earnings will be enhanced in a falling rate environment and earnings will be negatively impacted in a rising rate environment. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk exposure.

INTEREST RATE GAP ANALYSIS
(DOLLARS IN THOUSANDS)
TABLE 5


                                                                                 JUNE 30, 1997
                                            ----------------------------------------------------------------------------------

                                                     1-90            91-180          181-365              1-5          Over 5
INTEREST-SENSITIVE ASSETS:                           Days              Days             Days            Years           Years
------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                              $62,300                $0               $0               $0              $0
  Securities                                       20,342            22,221           37,847          207,969          70,810
  Mortgage Loans Held for Resale                   69,651                 0                0                0               0
  Loans                                           193,736             3,540            6,527          150,073          61,018
                                            ----------------------------------------------------------------------------------

    Total                                         346,029            25,761           44,374          358,042         131,828
                                            ----------------------------------------------------------------------------------

    Cumulative Totals                             346,029           371,790          416,164          774,206         906,034

INTEREST-SENSITIVE LIABILITIES:
---------------------------------------


  Interest Checking Accounts                       49,288                 0                0                0               0
  Savings Accounts                                 87,319                 0                0                0               0
  Money Market Deposit Accounts                    96,054                 0                0                0               0
  Certificates of Deposit                         261,853            65,146           12,020           37,213          15,155
  Repurchase Agreements                           115,201                 0                0                0               0
  FHLB - Advances                                       0               500              500            2,500               0
  U.S. Demand Notes                                 5,000                 0                0                0               0
                                            ----------------------------------------------------------------------------------

    Totals                                        614,715            65,646           12,520           39,713          15,155
                                            ----------------------------------------------------------------------------------

    Cumulative Totals                             614,715           680,361          692,881          732,594         747,749
                                            ----------------------------------------------------------------------------------

      Gap                                       ($268,686)         ($39,885)         $31,854         $318,329        $116,673
                                            ==================================================================================

      Cumulative Gap                            ($268,686)        ($308,571)       ($276,717)         $41,612        $158,285
                                            ==================================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .15)             41,895                 0                0                0               0
   Savings Accounts (beta factor .10)              78,587                 0                0                0               0
   Money Market Accounts (beta factor .35)         62,435                 0                0                0               0

                                            ----------------------------------------------------------------------------------
Cumulative Beta Adjusted Gap                     ($85,769)        ($125,654)        ($93,800)        $224,529        $341,202
                                            ==================================================================================

As Reported Information:
---------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                  56.29%            54.65%           60.06%          105.68%         121.17%

Cumulative Gap/Total Assets                        -27.89%           -32.03%          -28.73%            4.32%          16.43%

Beta Adjusted Information:
---------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                  80.14%            74.74%           81.61%          140.85%         160.41%

Cumulative Gap/Total Assets                         -8.90%           -13.04%           -9.74%           23.31%          35.42%

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 16, 1997. The following Directors were elected Webb C. Hayes, IV; Edward H. Kaplan; William G. Buck, C. Barrie Cook, M.D.; William H. Gordon; William H. Hazel; and John M. McMahon. The tabulation of the votes cast was as follows:

Three Year Terms:
        William G. Buck                 For:    4,132,621       Against:        28,987
        C. Barrie Cook, M.D.            For:    4,136,713       Against:        24,896
        William H. Gordon               For:    4,138,255       Against:        23,354
        William A. Hazel                For:    4,133,553       Against:        28,056
        John M. McMahon                 For:    4,138,255       Against:        23,354

Two Year Term:
        Edward H. Kaplan                For:    4,148,444       Against:        13,165

One Year Term:
        Webb C. Hayes, IV               For:    4,141,129       Against:        20,479

Each of the seven Directors nominated to hold office for the designated terms and until their successors shall be elected and qualify, was approved by 99% (ninety-nine percent) of the votes cast and 81% (eighty-one percent) of the total votes outstanding.

The following Directors' terms of office continued following the Annual Meeting of Shareholders: Elizabeth C. Dahlin; Edward S. DeBolt; Barnard F. Jennings; Arthur Kellar; Alan L. Box; Randolph W. Church, Jr.; Bernard H. Clineburg; Lawrence K. Doll; and Paul E. Kyle.

Shareholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for fiscal year 1997. The tabulation of the votes cast was as follows:

        For:            4,113,688
        Against:           29,819
        Abstain:           18,103

Shareholders ratified the action of the Board of Directors increasing the maximum number of directors from 15 to 18. The tabulation of the votes cast was as follows:

        For:            4,033,490
        Against:           92,889
        Abstain:           35,231

                                   SIGNATURES


            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                         GEORGE MASON BANKSHARES, INC.
                                  (REGISTRANT)




Date:       August 12, 1997           /s/ Bernard H. Clineburg
            ---------------          ------------------------------------------
                                     Bernard H. Clineburg
                                     President and Chief Executive Officer



Date:       August 12, 1997           /s/ James J. Consagra, Jr.
            ---------------          ------------------------------------------
                                     James J. Consagra, Jr.
                                     Treasurer, Principal Financial and
                                     Accounting Officer