Form 10-Q
period 1997-09-30
MASON GEORGE BANKSHARES INC
filed 1997-11-13
CIK 761651

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997
                                          ------------------
                         Commission file number 0-13833
                                                -------

                          GEORGE MASON BANKSHARES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                          54-1303470
           --------                                          ----------
(State or other jurisdiction of                              (IRS employer
incorporation or organization)                               identification no.)

11185 Main Street, Fairfax, Virginia                          22030
------------------------------------                          -----
(Address of principal executive office)                      (Zip Code)

(Registrant's Telephone number, including area code )        (703) 352-1100
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

The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 5,193,542 shares at October 29, 1997.

                          GEORGE MASON BANKSHARES, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                                                      PAGE #
-----------------------------                                                                      ------

ITEM 1.              Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets - September 30, 1997
                     and December 31, 1996                                                         3

                     Condensed Consolidated Statements of Income - Three months ended September 30, 1997 and 1996, Nine months ended
                     September 30, 1997 and 1996                                                   4

                     Condensed Consolidated Statements of Shareholders' Equity - Nine months
                     ended September 30, 1997 and 1996                                             5

                     Condensed Consolidated Statements of Cash Flows - Nine months ended
                     September 30, 1997 and 1996                                                   6

                     Notes to Condensed Consolidated Financial Statements - September 30, 1997     7

ITEM 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                     14

PART II. OTHER INFORMATION
--------------------------

ITEM 1.              LEGAL PROCEEDINGS                                                             31

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     The Company did not submit any matters to shareholders during the third quarter of 1997.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

            6(a). The following exhibits required to be filed are filed herewith:

                     Exhibit 10AS-Supplemental Retirement Benefits Agreement
                     for  Bernard H. Clineburg.                                                    33

                     "Computation of Earnings per Common Share," is presented as
                     Note 6 on page 12 of the third quarter report on Form 10-Q.                   12

            6(b). A current report on Form 8-K was filed on September 17, 1997, reporting the execution of a Definitive Agreement for the acquisition of the Company by United Bankshares, Inc.


SIGNATURES                                                                                         32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


GEORGE MASON BANKSHARES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                   SEPTEMBER 30,         DECEMBER 31,
                                                            1997                 1996
---------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                  $28,040              $41,158
Federal funds sold                                         8,200               23,800
                                                  -------------------------------------
     Total cash and cash equivalents                      36,240               64,958

Securities available-for-sale                            335,952              280,859
Securities held-to-maturity                               55,887               64,574
Mortgage loans held for resale                            83,483               72,983

Loans, net of unearned discount and loan fees            442,269              373,613
Less: Allowance for loan losses                           (5,699)              (5,659)
                                                  -------------------------------------
Loans, net                                               436,570              367,954

Bank premises and equipment, net                           9,764               10,019
Accrued income receivable                                  5,771                4,480
Prepaid expenses and other assets                          4,254                4,186
Deferred income taxes                                      1,606                2,059
Other real estate                                             51                  398
                                                  -------------------------------------
TOTAL ASSETS                                            $969,578             $872,470
                                                  =====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                $154,322             $132,415
  Interest checking                                       48,121               49,002
  Savings                                                180,488              162,414
  Time                                                   377,396              349,763
                                                  -------------------------------------
Total Deposits                                           760,327              693,594

Borrowed funds                                           130,003              105,898
Other liabilities                                          7,876                7,979
Dividends payable                                            718                  655
                                                  -------------------------------------
TOTAL LIABILITIES                                        898,924              808,126

SHAREHOLDERS' EQUITY
Preferred stock                                                0                    0
Common stock                                               5,698                5,581
Surplus                                                   39,932               38,472
Retained earnings                                         24,892               21,094
Treasury stock                                               (39)                   0
Unrealized holding gain (loss) on securities
  available-for-sale                                         171                 (803)
                                                  -------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                70,654               64,344
                                                  -------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $969,578             $872,470
                                                  =====================================



BOOK VALUE PER SHARE                                      $13.76               $12.80
                                                  =====================================



ACTUAL SHARES OUTSTANDING                                  5,134                5,028
                                                  =====================================

See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                    THREE MONTHS         THREE MONTHS         NINE MONTHS         NINE MONTHS
                                                       ENDED                ENDED                ENDED               ENDED
                                               SEPTEMBER 30, 1997    SEPTEMBER 30, 1996     SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                $10,347              $8,735                 $28,987             $24,641
Interest on federal funds sold and repurchase
  agreements                                                  321                 139                     638                 380

Interest on securities:
  Taxable                                                   5,696               5,110                  16,777              12,987
  Tax-exempt                                                  287                 272                     852                 880
                                                          -------              ------                 -------             -------

TOTAL INTEREST INCOME                                      16,651              14,256                  47,254              38,888
INTEREST EXPENSE
Interest on deposits                                        7,384               5,923                  20,972              15,960
Interest on securities sold under agreeements to
   repurchase and other borrowed funds                      1,179               1,137                   2,978               2,550
                                                          -------              ------                 -------             -------

TOTAL INTEREST EXPENSE                                      8,563               7,060                  23,950              18,510
                                                          -------              ------                 -------             -------

   NET INTEREST INCOME                                      8,088               7,196                  23,304              20,378

PROVISION FOR LOAN LOSSES                                      11                   0                      23                 181
                                                          -------              ------                 -------             -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       8,077               7,196                  23,281              20,197

OTHER INCOME
  Service charges                                           1,092                 687                   2,801               2,101
  Gain on sales of securities available-for-sale                0                   8                      40                 328
  Gain on sales of mortgage loans held for resale           3,536               2,533                   8,520               7,575
  Other                                                       426                 307                   1,014               1,091
                                                          -------              ------                 -------             -------
TOTAL OTHER INCOME                                          5,054               3,535                  12,375              11,095

OTHER EXPENSES
  Salaries and employee benefits                            5,871               4,833                  15,342              14,082
  Occupancy                                                   857                 784                   2,561               2,299
  Equipment                                                   628                 551                   1,797               1,627
  Other operating expenses                                  2,657               1,939                   7,267               6,316
                                                          -------              ------                 -------             -------
TOTAL OTHER EXPENSES                                       10,013               8,107                  26,967              24,324
                                                          -------              ------                 -------             -------

INCOME BEFORE APPLICABLE INCOME TAXES                       3,118               2,624                   8,689               6,968
INCOME TAXES                                                1,006                 815                   2,755               2,118
                                                          -------              ------                 -------             -------

NET INCOME                                                 $2,112              $1,809                  $5,934              $4,850
                                                          =======              ======                 =======             =======



NET INCOME PER COMMON SHARE                                 $0.40               $0.35                   $1.13               $0.95
                                                          =======              ======                 =======             =======




CASH DIVIDENDS DECLARED PER SHARE                           $0.14               $0.12                   $0.41               $0.33
                                                          =======              ======                 =======             =======



WEIGHTED AVERAGE SHARES OUTSTANDING                         5,344               5,148                   5,252               5,116
                                                          =======              ======                 =======             =======


See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                        NINE MONTHS       NINE MONTHS
                                                                              ENDED             ENDED
                                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                                               1997              1996
                                                                     ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                   $5,934            $4,850
Adjustments to reconcile net income to net cash used in
   operating activities:
      Net amortization of securities                                            498               230
      Depreciation                                                            1,407               985
      Provision for loan losses                                                  23               181
      Gain on sales of securities  available-for-sale                           (40)             (328)
      Benefit of deferred income taxes                                          (70)              (24)
Change in assets and liabilities:
      Increase in mortgage loans held for resale                            (10,500)           (2,883)
      Increase in accrued income receivable,
       other assets and other real estate                                      (559)           (5,630)
      Increase (decrease) in other liabilities                                 (103)            2,501
                                                                     ----------------------------------

  Net cash used in  operating activities                                     (3,410)             (118)
                                                                     ----------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES


Proceeds from sale and maturities of available-for-sale securities           58,542           101,793
Proceeds from maturities of held-to-maturity securities                       9,777             6,241
Proceeds from maturities of trading securities                                    0             5,693
Purchase of available-for-sale securities                                  (111,912)         (196,335)
Purchase of held-to-maturity securities                                      (2,226)           (3,272)
Net increase in loans                                                       (68,639)          (62,871)
Purchase of bank premises and equipment                                      (1,152)             (821)
                                                                     ----------------------------------

   Net cash used in investing activities                                   (115,610)         (149,572)
                                                                     ----------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                     66,733           108,612
Net increase in borrowed funds                                               24,105            54,070
Net proceeds from sale of common stock                                        1,577             3,090
Purchase of treasury stock                                                      (39)                0
Dividends paid                                                               (2,074)           (1,368)
                                                                     ----------------------------------

  Net cash provided by financing activities                                  90,302           164,404
                                                                     ----------------------------------


Net increase (decrease) in cash and cash equivalents                        (28,718)           14,714

Cash and cash equivalents at beginning of period                             64,958            49,639
                                                                     ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $36,240           $64,353
                                                                     ==================================


    Interest paid                                                           $23,857           $17,715
                                                                     ==================================

    Income taxes paid                                                        $2,456            $2,275
                                                                     ==================================


See notes to condensed consolidated financial statements.

GEORGE MASON BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                   COMMON                                TREASURY                UNREALIZED
                                    STOCK                                STOCK &                GAIN (LOSS)
                                    SHARES      COMMON                   UNEARNED    RETAINED       ON
                                 OUTSTANDING     STOCK       SURPLUS       ESOP      EARNINGS    SECURITIES      TOTAL
                                  ---------------------------------------------------------------------------------------
Balance, December 31, 1995             4,755   $    5,278   $   35,523   $    (42)   $ 16,416    $      752    $   57,927


Net Income                                                                              4,850                       4,850

Common stock issuance                    260          289        2,760         42                                   3,091

Cash dividends declared
  ($.33 per common share)                                                              (1,574)                     (1,574)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                  (3,640)       (3,640)
                                  ---------------------------------------------------------------------------------------

Balance, September 30, 1996            5,015   $    5,567   $   38,283   $   -       $ 19,692    $   (2,888)   $   60,654
                                  ==========   ==========   ==========   ========    ========    ==========    ==========


Balance, December 31, 1996             5,028       $5,581   $   38,472   $   -       $ 21,094    $     (803)   $   64,344


Net Income                                                                              5,934                       5,934

Common stock issuance                    106          117        1,460                                              1,577

Purchase of treasury stock                                                    (39)                                    (39)

Cash dividends declared
  ($.41 per common share)                                                              (2,136)                     (2,136)

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                     974           974
                                  ---------------------------------------------------------------------------------------

Balance, September 30, 1997            5,134   $    5,698   $   39,932   $    (39)   $ 24,892    $      171    $   70,654
                                  ==========   ==========   ==========   ========    ========    ==========    ==========



See notes to condensed consolidated financial statements.

                          GEORGE MASON BANKSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 1997



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



NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications were made to prior period financial statements to conform to current year presentation.

NOTE 3
SECURITIES
(DOLLARS IN THOUSANDS)


                                                      SEPTEMBER 30, 1997
-------------------------------------------------------------------------------------------


SECURITIES AVAILABLE-FOR-SALE                             GROSS       GROSS
                                            AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                               COST       GAINS       LOSSES      VALUE
                                            ------------------------------------------------
U.S. Treasury                                  $7,505         $16          $0      $7,522
U.S. Government Agencies and Corporations      50,073         160         (50)     50,183
States and Political Subdivisions               3,401          62          (0)      3,463
Mortgage-Backed Securities                    271,297       1,065        (687)    271,674
Other Securities                                3,110           0           0       3,110
                                            ------------------------------------------------

TOTAL                                        $335,386      $1,303       ($737)   $335,952
                                            ================================================

SECURITIES HELD-TO-MATURITY

U.S. Government Agencies and Corporations        $981         $18          $0        $999
States and Political Subdivisions              18,842         677         (17)     19,502
Mortgage-Backed Securities                     36,064         407         (71)     36,400
                                            ------------------------------------------------

TOTAL                                         $55,887      $1,102        ($88)    $56,901
                                            ================================================




                                                        DECEMBER 31, 1996
--------------------------------------------------------------------------------------------


SECURITIES AVAILABLE-FOR-SALE                             GROSS       GROSS
                                            AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                               COST       GAINS       LOSSES      VALUE
                                            ------------------------------------------------
U.S. Treasury                                 $10,010         $12        ($11)    $10,011
U.S. Government Agencies and Corporations      24,247          54         (49)     24,252
States and Political Subdivisions               1,316          14          (6)      1,324
Mortgage-Backed Securities                    243,274         646      (1,420)    242,500
Other Securities                                2,772           0           0       2,772
                                            ------------------------------------------------

TOTAL                                        $281,619        $726     ($1,486)   $280,859
                                            ================================================


SECURITIES HELD-TO-MATURITY


U.S. Government Agencies and Corporations      $4,671         $56          $0      $4,727
States and Political Subdivisions              18,818         448         (68)     19,198
Mortgage-Backed Securities                     41,085         523        (176)     41,432
                                            ------------------------------------------------

TOTAL                                         $64,574      $1,027       ($244)    $65,357
                                            ================================================

NOTE 4
LOANS
(DOLLARS IN THOUSANDS)

                                       SEPTEMBER 30,        DECEMBER 31,
                                                1997                1996
--------------------------------------------------------------------------

  Commercial                                $105,065            $100,986
  Real Estate-Construction                    55,520              32,203
  Real Estate-Mortgage                       172,864             156,958
  Home Equity Lines                           48,840              44,141
  Consumer                                    60,790              40,083
                                        ----------------------------------

    GROSS LOANS                              443,079             374,371
                                        ----------------------------------

  Less: Deferred loan fees and
    unearned discount                           (810)               (758)
                                        ----------------------------------

LOANS,NET OF UNEARNED DISCOUNT AND
 DEFERRED LOAN FEES                          442,269             373,613
                                        ----------------------------------

  Allowance for loan losses                   (5,699)             (5,659)
                                        ----------------------------------

LOANS,NET                                    436,570             367,954
                                        ----------------------------------


MORTGAGE LOANS HELD FOR RESALE                83,483              72,983
                                        ----------------------------------


TOTAL LOANS, NET                            $520,053            $440,937
                                        ==================================

NOTE 5
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                        THREE MONTHS          THREE MONTHS          NINE MONTHS          NINE MONTHS
                                           ENDED                 ENDED                 ENDED                ENDED
                                     SEPTEMBER 30, 1997    SEPTEMBER 30, 1996   SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                     -------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD                    $5,657                $5,687               $5,659                $5,529

Provision charged to expense                          11                     0                   23                   181

Charge-offs:
  Commercial and other                                39                    84                   69                    86
  Consumer                                            36                    13                   39                    21
  Real Estate-Mortgage                                15                     0                   15                    40
  Real Estate-Construction                             0                     0                    0                     0
                                     -------------------------------------------------------------------------------------

    Total Charge-offs                                 90                    97                  123                   147

Recoveries:
  Commercial and other                                 2                    32                   15                    30
  Consumer                                             1                     9                    7                    11
  Real Estate-Mortgage                               118                    31                  118                    58
  Real Estate-Construction                             0                     0                    0                     0
                                     -------------------------------------------------------------------------------------

    Total Recoveries                                 121                    72                  140                    99

Net Charge-Offs (Recoveries)                         (31)                   25                  (17)                   48
                                     -------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD                          $5,699                $5,662               $5,699                $5,662
                                     =====================================================================================


Average Total Loans(1)                          $422,204              $349,947             $402,187              $323,648

Total Loans at Period End (1)                   $442,269              $362,562             $442,269              $362,562

Ratio of net charge-offs (recoveries)
  to average total loans                           -0.01%                 0.01%                0.00%                 0.01%

Ratio of allowance for
  loan losses to total
  loans at period end                               1.29%                 1.56%                1.29%                 1.56%


(1) Total loans are reported net of unearned income and do not include mortgage loans held for resale.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                               PERCENT OF                      PERCENT OF
                                                              LOANS IN EACH                   LOANS IN EACH
                                                               CATEGORY TO                     CATEGORY TO
                                            SEPTEMBER 30,        TOTAL        DECEMBER 31,       TOTAL
                                                1997              LOANS          1996             LOANS
                                          -------------------------------------------------------------------

Commercial                                           $1,773            23.8%           $934            27.0%
Real Estate-Construction                                641            12.5%            511             8.6%
Real Estate-Mortgage                                  1,417            39.0%          2,337            41.9%
Home Equity Loans                                       895            11.0%            313            11.8%
Consumer                                                495            13.7%            256            10.7%
Unallocated                                             478              N/A          1,308              N/A
                                          -------------------------------------------------------------------

Total                                                $5,699           100.0%         $5,659           100.0%
                                          ===================================================================

NOTE 6
EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     1997        1996        1997      1996
-----------------------------------------------------------------------------------------------
PRIMARY NET INCOME PER SHARE:

Net income                                           $2,112      $1,809      $5,934    $4,850

Stock and stock equivalents (average shares):
   Common shares outstanding                          5,111       5,002       5,075     4,965
   Stock options (a)                                    233         146         177       151
                                                   ---------------------     -------------------

Total stock and stock equivalents                     5,344       5,148       5,252     5,116
                                                   ---------------------     -------------------

PRIMARY NET INCOME PER SHARE                          $0.40       $0.35       $1.13     $0.95
                                                   =====================     ===================


FULLY DILUTED NET INCOME PER SHARE:

Net income                                           $2,112      $1,809      $5,934    $4,850

Stock and stock equivalents (average shares):
   Common shares outstanding                          5,111       5,002       5,075     4,965
   Stock options (b)                                    265         146         265       151
                                                   ---------------------     -------------------

Total stock and stock equivalents                     5,376       5,148       5,340     5,116
                                                   ---------------------     -------------------

FULLY DILUTED NET INCOME PER SHARE                    $0.39       $0.35       $1.11     $0.95
                                                   =====================     ===================

(a) Shares were assumed to be repurchased at the average closing stock prices for the three and six months ended September 30, 1997 and 1996.

(b) Shares were assumed to be repurchased at the September 30, 1997 closing price.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for the periods ended December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended September 30, 1997 and September 30, 1996 of $0.01 per share and $0.01 per share, respectively. For the nine months ended September 30, 1997 and September 30, 1996, the impact is expected to result in an increase in primary earnings of $0.04 per share and $0.03 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


NOTE 7- BUSINESS COMBINATION

On September 10, 1997, the Company entered into an Agreement and Plan of Merger pursuant to which the Company will be merged with and into United Bankshares, Inc., with United as the surviving corporation. Under the Merger agreement, each share of the Company's common stock will be exchanged for 0.85 of a share of United common stock. The merger is intended to constitute a tax-free reorganization and, to be accounted for under the pooling-of-interests accounting treatment. The transaction is subject to shareholder and regulatory approval.


NOTE 8- YEAR 2000 PLAN

The Company is testing and modifying its computer systems, as necessary, to ensure that the situation commonly referred to as the "year 2000 Problem" will not have a significant effect on operations or financial condition. The problem arises when computer programs cannot process data for the year 2000 and beyond.

Management is committed to the goal of having the Company year 2000 compliant before any disruption occurs, to assure that customers are in no way negatively impacted due to the change in the calendar on January 1, 2000. The Company has formed a project team to develop a strategy to address the year 2000 problem. The project team is developing a comprehensive strategy to implement the conversion plan and minimize business risk through adequate testing. It is estimated that the cost of addressing the year 2000 problem and making the Company's computer systems year 2000 compliant will not be material.

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

FINANCIAL SUMMARY

               Net income for the three months ended September 30, 1997 increased by 16.7% over the same period last year, despite $172 thousand in merger related expenses. Net income totaled $2.11 million or $0.40 per share for the quarter, compared to $1.81 million or $0.35 per share for the third quarter of 1996. Returns on average assets and average equity for the third quarter of 1997 were 0.90% and 11.68%, respectively, compared to 0.92% and 11.50% for the same period in 1996. Net income for the first nine months of 1997 was $5.93 million compared to $4.85 million for the first nine months last year, representing an increase of 22.4%. Earnings per share for the comparable nine month periods of 1997 and 1996 were $1.13 and $0.95, respectively.

                The Company continued to experience significant growth as total assets increased to $969.6 million at September 30, 1997 compared to $872.5 million at December 31, 1996 representing an increase of $97.1 million or 11.1%. Loan demand continued to improve as loans (net of unearned income) increased by $68.7 million to $442.3 million at September 30, 1997 compared to $373.6 million at year-end 1996. Total deposits rose to $760.3 million at the end of the quarter compared to $693.6 million at December 31, 1996, representing an increase of 9.6%.

               Shareholders' equity at September 30, 1997 totaled $70.7 million compared to $64.3 million at December 31, 1996. Book value per share of common stock on September 30, 1997 was $13.76 compared to $12.80 at December 31, 1996.

EARNINGS ANALYSIS

NET INTEREST INCOME

               Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income, on a fully taxable equivalent basis, totaled $8.3 million for the third quarter of 1997, compared to $7.4 million for the third quarter of 1996, an increase of 12.1%. Net interest income for the first nine months of 1997 totaled $23.8 million, compared to $20.9 million for the same period in 1996, representing an increase of 14.0%. The improvements in net interest income were attributable to a higher volume of earning assets which was partially offset by a tightening of the spread between interest rates earned on loans, securities, federal funds sold and other investments, and interest rates paid on deposits and borrowed funds. TABLE 2 and TABLE 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

               The Company's net interest margin for the quarter ended September 30, 1997 decreased to 3.68% from 3.93% for the third quarter of 1996. The decrease in the net interest margin was primarily attributable to a 20 basis point drop in the yield on earning assets combined with a 5 basis point increase in the cost to fund earning assets. The net interest margin for the first nine months of 1997 declined to 3.79% compared to 4.14% for the same period in 1996. The drop in the net interest margin percentage for the first nine months of the year was attributable to an increase in the Company's cost to fund earning assets of 15 basis points combined with a decrease in the yield on earning assets of 20 basis points. The increase in the cost of funds was primarily the result of the Company's increased reliance on certificates of deposit, which pay a substantially higher rate of interest than interest checking and money market deposits. Average certificates of deposit (including $100 thousand and over) represented 62.0% of total interest-bearing deposits for the first nine months of 1997 compared to 57.5% for the same period last year.

               In the first nine months of 1997, average earning assets increased by $165.0 million or 24.5% to $838.9 million compared to $674.0 million for the first nine months of 1996. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $451.4 million for the first nine months of 1997, compared to $368.1 million for the same period a year ago. The growth in earning assets was primarily funded by an increase in certificates of deposit and savings accounts as average interest bearing deposits increased to $602.4 million in the first nine months of 1997 from $475.2 million for the same period in 1996, representing an increase of 26.8%. Average demand deposits rose by $15.5 million to $118.6 million for the first nine months of 1997 compared to $103.1 million during the same period last year. TABLE 1 and TABLE 1A present an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1

                                               THREE MONTHS ENDED                         THREE MONTHS ENDED
                                               SEPTEMBER 30, 1997                         SEPTEMBER 30, 1996
                                               ------------------                         ------------------


                                     AVERAGE                    AVERAGE         AVERAGE                   AVERAGE
                                     BALANCE       INTEREST       RATE          BALANCE       INTEREST     RATE
                                  --------------------------------------      -------------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities              $7,667           $112  5.80%              $25,157           $370  5.84%
  Federal Agency and
    Mortgage-Backed Securities         345,288          5,527  6.35%              287,876          4,622  6.37%
  State and Political
    Subdivision Securities (1)          22,025            414  7.47%               20,514            400  7.74%
  Other Investments(4)                   3,360             58  6.85%                2,959             88 11.80%
                                  ---------------------------------------------------------------------------------

    Total Securities                   378,340          6,111  6.41%              336,506          5,480  6.46%

Loans: (3)
  Commercial (1)                       100,783          2,393  9.42%              102,858          2,328  8.98%
  Real Estate-Construction              53,278          1,235  9.20%               36,932            761  8.17%
  Real Estate-Mortgage (2)             277,762          5,621  8.03%              226,268          5,090  8.92%
  Consumer                              57,379          1,137  7.86%               28,769            594  8.19%
                                  --------------------------------------      -------------------------------------

     Total Loans                       489,202         10,386  8.42%              394,827          8,773  8.82%

  Federal Funds Sold                    23,346            322  5.47%               12,741            169  5.26%
                                  --------------------------------------      -------------------------------------



  Total Interest-Earning Assets        890,888         16,819  7.49%              744,074         14,422  7.69%

Noninterest-Earning Assets:
  Cash and Due from Banks               27,011                                     26,039
  Other Assets                          20,610                                     21,863
  Allowance for Loan Losses             (5,627)                                    (5,676)
  Deferred Loan Fees                      (832)                                    (1,483)
                                  -------------                             -------------

  Total Noninterest-Earning Assets      41,162                                     40,743
                                  -------------                             -------------

Total Assets                          $932,050                                   $784,817
                                  -------------                             =============



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

(4)  Includes trading income

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1 (CONTINUED)


                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                   SEPTEMBER 30, 1997                    SEPTEMBER 30, 1996
                                                   ------------------                    ------------------

                                           AVERAGE                  AVERAGE      AVERAGE                  AVERAGE
                                           BALANCE     INTEREST       RATE       BALANCE     INTEREST       RATE
                                       ------------------------------------     ----------------------------------

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits               $48,327           $260    2.13%       $44,481           $241    2.15%
  Money Market Deposits                     85,236            648    3.02%        99,768            758    3.01%
  Savings Deposits                          98,164          1,081    4.37%        62,663            679    4.30%
  Certificates of Deposit
    $100,000 and over                       84,482          1,170    5.49%        79,363          1,032    5.16%
  Certificates of Deposit                  303,580          4,225    5.52%       233,483          3,213    5.46%
                                       ------------------------------------     ----------------------------------

  Total Interest-Bearing Deposits          619,789          7,384    4.73%       519,758          5,923    4.52%

Purchased Funds                            102,041          1,179    4.58%        90,367          1,137    4.99%
                                       ------------------------------------     ----------------------------------

  Total Interest-Bearing Liabilities       721,830          8,563    4.71%       610,125          7,060    4.59%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                    133,030                               106,788
  Other Liabilities                          8,116                                 8,165
                                       ---------------                          -----------
  Total Noninterest-Bearing
   Liabilities                             141,146                               114,953
                                       ---------------                          -----------

Total Liabilities                          862,976                               725,078
Shareholders' Equity                        69,074                                59,739
                                       ---------------                          -----------
Total Liabilities and Shareholders'
   Equity                                 $932,050                              $784,817
                                       ===============                          ===========

Interest Spread                                                      2.78%                                 3.10%
                                                       --------------------                 ----------------------

Net Interest Margin                                        $8,256    3.68%                       $7,362    3.93%
                                                       ====================                 ======================

Cost to fund earning assets                                          3.81%                                 3.76%
                                                                    =======                               ========


Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A

                                               NINE MONTHS ENDED                      NINE MONTHS ENDED
                                               SEPTEMBER 30, 1997                     SEPTEMBER 30, 1996
                                               ------------------                     ------------------


                                     AVERAGE                    AVERAGE     AVERAGE                  AVERAGE
                                     BALANCE       INTEREST       RATE      BALANCE       INTEREST     RATE
                                   ------------------------------------    ----------------------------------
Assets

Interest-Earning Assets:
Securities:
  U.S. Treasury Securities              $8,664           $373  5.76%          $21,310           $920  5.77%
  Federal Agency and
    Mortgage-Backed Securities         338,383         16,240  6.42%          247,593         11,782  6.36%
  State and Political
    Subdivision Securities (1)          21,552          1,215  7.54%           21,883          1,293  7.90%
  Other Investments(4)                   3,196            164  6.86%            5,813            285  6.56%
                                   --------------------------------------------------------------------------

    Total Securities                   371,795         17,992  6.47%          296,599         14,280  6.44%


Loans: (3)
  Commercial (1)                       102,842          7,213  9.38%           99,947          7,540  10.09%
  Real Estate-Construction              44,798          3,237  9.66%           30,439          2,151  9.45%
  Real Estate-Mortgage (2)             253,268         15,660  8.27%          216,283         13,758  8.50%
  Consumer                              50,540          3,000  7.94%           21,441          1,276  7.96%
                                   ------------------------------------    ----------------------------------

     Total Loans                       451,448         29,110  8.62%          368,110         24,725  8.98%

  Federal Funds Sold                    15,701            639  5.44%            9,241            380  5.50%
                                   ------------------------------------    ----------------------------------



  Total Interest-Earning Assets        838,944         47,741  7.61%          673,950         39,385  7.81%

Noninterest-Earning Assets:
  Cash and Due from Banks               27,919                                 25,423
  Other Assets                          19,245                                 24,463
  Allowance for Loan Losses             (5,641)                                (5,660)
  Deferred Loan Fees                      (781)                                (1,467)
                                   ------------                            ----------

  Total Noninterest-Earning Assets      40,742                                 42,759
                                   ------------                            ----------

Total Assets                          $879,686                               $716,709
                                   ------------                            ===========



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

(4)   Includes trading income

AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)
(DOLLARS IN THOUSANDS)
TABLE 1A (CONTINUED)

                                                        NINE MONTHS ENDED                            NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1997                           SEPTEMBER 30, 1996
                                                        ------------------                           ------------------

                                                AVERAGE                  AVERAGE             AVERAGE                  AVERAGE
                                                BALANCE     INTEREST       RATE              BALANCE     INTEREST       RATE
                                         ---------------------------------------     ------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                    $50,030           $784    2.10%              $45,099           $723    2.14%
  Money Market Deposits                          89,378          2,034    3.04%              104,537          2,347    3.00%
  Savings Deposits                               89,516          2,911    4.35%               52,251          1,679    4.30%
  Certificates of Deposit
    $100,000 and over                            82,994          3,363    5.42%               71,931          2,805    5.21%
  Certificates of Deposit                       290,480         11,880    5.47%              201,409          8,406    5.58%
                                         ---------------------------------------     ------------------------------------------

  Total Interest-Bearing Deposits               602,398         20,972    4.65%              475,227         15,960    4.49%

Purchased Funds                                  85,141          2,978    4.68%               71,296          2,550    4.78%
                                         ---------------------------------------     ------------------------------------------

  Total Interest-Bearing Liabilities            687,539         23,950    4.66%              546,523         18,510    4.53%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                         118,624                                      103,130
  Other Liabilities                               7,198                                        7,352
                                         ---------------                             -----------------
  Total Noninterest-Bearing
   Liabilities                                  125,822                                      110,482
                                         ---------------                             -----------------

Total Liabilities                               813,361                                      657,005
Shareholders' Equity                             66,325                                       59,704
                                         ---------------                             -----------------
Total Liabilities and Shareholders'
   Equity                                      $879,686                                     $716,709
                                         ===============                             =================

Interest Spread                                                           2.95%                                        3.29%
                                                          ----------------------                         ----------------------

Net Interest Margin                                            $23,791    3.79%                             $20,875    4.14%
                                                          ======================                         ======================

Cost to fund earning assets                                               3.82%                                        3.67%
                                                                        ========                                    ===========

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)

                                                      FROM THE THREE MONTHS ENDED
                                                      SEPTEMBER 30, 1997 TO THE
(DOLLARS IN THOUSANDS)                                   THREE MONTHS ENDED
TABLE 2                                                  SEPTEMBER 30, 1996
                                                              CHANGE DUE TO:
                                                              --------------

                                         TOTAL
                                        INCREASE
                                        (DECREASE)              RATE                  VOLUME
                                       --------------------------------------------------------------

Interest Income:
Securities:
 U.S. Treasury Securities                       ($258)                     ($1)              ($257)
  Federal Agency and
    Mortgage-Backed Securities                    905                     ($17)               $922
 State and Political
    Subdivision Securities (1)                     14                     ($15)                $29
 Other Investments                                (30)                    ($42)                $12
                                       --------------

  Total Securities                                631                     ($50)               $681

Loans: (3)
  Commercial (1)                                   65                     $112                ($47)
  Real Estate-Construction                        474                     $137                $337
  Real Estate-Mortgage (2)                        531                    ($627)             $1,158
  Consumer                                        543                     ($48)               $591
                                       --------------

  Total Loans                                   1,613                    ($484)             $2,097

Federal Funds Sold                                153                      $12                $141
                                       --------------



TOTAL INTEREST INCOME                           2,397                    ($448)             $2,846
                                       --------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                       19                      ($2)                $21
  Money Market Deposits                          (110)                      $0               ($110)
  Savings Deposits                                402                      $17                $385
  Certificates of Deposit
    $100,000 and over                             138                      $71                 $67
  Certificates of Deposit                       1,012                      $47                $965
                                       --------------

  Total Interest-Bearing Deposits               1,461                     $321              $1,140

Purchased Funds                                    42                    ($105)               $147
                                       --------------

TOTAL INTEREST EXPENSE                          1,503                     $210              $1,293
                                       --------------

NET INTEREST INCOME                              $894                    ($558)             $1,453
                                       ==============


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

RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)

                                                    FROM THE NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1997 TO THE
(DOLLARS IN THOUSANDS)                                 NINE MONTHS ENDED
TABLE 2A                                               SEPTEMBER 30, 1996
                                                            CHANGE DUE TO:
                                                            --------------

                                       TOTAL
                                      INCREASE
                                      (DECREASE)              RATE                  VOLUME
                                   ----------------------------------------------------------------
Interest Income:
Securities:
 U.S. Treasury Securities                     ($547)                     ($1)              ($546)
  Federal Agency and
    Mortgage-Backed Securities                4,458                     $138              $4,320
 State and Political
    Subdivision Securities (1)                  (78)                    ($58)               ($20)
 Other Investments                             (121)                      $7               ($128)
                                   ----------------

  Total Securities                            3,712                      $92              $3,620


Loans: (3)
  Commercial (1)                               (327)                   ($546)               $218
  Real Estate-Construction                    1,086                      $71              $1,015
  Real Estate-Mortgage (2)                    1,902                    ($451)             $2,353
  Consumer                                    1,724                      ($8)             $1,732
                                   ----------------

  Total Loans                                 4,385                  ($1,213)             $5,598

Federal Funds Sold                              259                      ($7)               $266
                                   ----------------



TOTAL INTEREST INCOME                         8,356                  ($1,286)             $9,642
                                   ----------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                     61                     ($18)                $79
  Money Market Deposits                        (313)                     $27               ($340)
  Savings Deposits                            1,232                      $35              $1,197
  Certificates of Deposit
    $100,000 and over                           558                     $127                $431
  Certificates of Deposit                     3,474                    ($243)             $3,717
                                   ----------------

  Total Interest-Bearing Deposits             5,012                     $741              $4,271

Purchased Funds                                 428                     ($67)               $495
                                   ----------------

TOTAL INTEREST EXPENSE                        5,440                     $664              $4,776
                                   ----------------

NET INTEREST INCOME                          $2,916                  ($2,195)             $5,111
                                   ================





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

PROVISION FOR LOAN LOSSES

               The provision for loan losses for the first nine months of 1997 totaled $23 thousand compared to $181 thousand for the same period last year. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

GAIN ON SALES OF MORTGAGE LOANS HELD FOR RESALE

               Gain on sales of mortgage loans held for resale for the third quarter of 1997 totaled $3.5 million compared to $2.5 million for the same period last year, an increase of $1.0 million or 39.6%. Gain on sales of loans held for resale for the first nine months of 1997 totaled $8.5 million, compared to $7.6 million last year.

GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE

               Gain on sales of securities available-for-sale totaled $40 thousand for the first nine months of 1997 compared to $328 thousand for the same period last year. The securities were sold in response to changes in market interest rates, liquidity needs and other general asset/liability considerations.

OTHER NONINTEREST INCOME

               Service charges and other income for the third quarter of 1997 totaled $1.5 million, compared to $994 thousand for the third quarter of 1996, an increase of 52.7%. Service charges and other income for the first nine months of 1997 increased to $3.8 million compared to $3.2 million for the same period last year an increase of 19.5%. The increase in service charge income was primarily attributable to the addition of Trust, Asset management and Brokerage services along with additional income from ATM surcharges and overdraft fees.

NONINTEREST EXPENSES

               In support of the Company's strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totaled $27.0 million for the first nine months of 1997, compared to $24.3 million for the same period in 1996, representing an increase of $2.6 million or 10.9%. Noninterest expenses for the third quarter of 1997 totaled $10.0 million compared to $8.1 million for the third quarter of 1996, representing an increase of 23.5%.

During the third quarter of 1997, the Company incurred $172 thousand in non-recurring costs in conjunction with its pending merger with United Bankshares, Inc.

               Salaries and employee benefits, the single largest category of noninterest expenses, totaled $15.3 million for the first nine months of 1997 compared to $14.1 million for the same period in 1996. This $1.3 million increase accounted for 47.7% of the total increase in noninterest expenses. The single largest increase in salaries and employee benefits for the first nine months of 1997 was attributable to commissions and salaries expense at George Mason Mortgage Company ("GMMC"). GMMC's employee expenses totaled $7.3 million through September 30, 1997, compared to $6.4 million for the first nine months last year, an increase of $846 thousand.

CAPITAL RESOURCES

               Shareholders' equity on September 30, 1997 was $70.7 million compared to $64.3 million on December 31, 1996.

               Factors contributing to the increase in shareholders' equity were net income (reduced by the quarterly cash dividend) and the issuance of new shares through the Company's employee stock and dividend reinvestment plans. Cash dividends declared for the first nine months of 1997 amounted to $0.41 per share compared to $0.33 per share for the first nine months of 1996.

               At September 30, 1997, the Company's Tier 1 and total risk-based capital ratios were 11.8% and 12.7%, respectively, compared to 12.3% and 13.4% at December 31, 1996. The Company's leverage ratio was 7.5% at September 30, 1997 compared to 7.6% at December 31, 1996. The Company's capital structure places it above the Federal Reserve Board's minimum guidelines for a well-capitalized institution. TABLE 3 details the various components of shareholders' equity.

SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)                                                         WELL CAPITALIZED
TABLE 3                                          SEPTEMBER 30,   DECEMBER 31,    REGULATORY
                                                     1997            1996         MINIMUMS
                                              --------------------------------------------------


TIER 1 CAPITAL:

Common Stock                                             $5,698         $5,581
Surplus                                                  39,932         38,472
Retained Earnings                                        24,892         21,094
Treasury Stock                                              (39)             0
Unrealized holding loss on securities
 available-for-sale                                         171           (803)
                                              ---------------------------------

  Total Shareholders' Equity                             70,654         64,344


Less: Unrealized holding loss on securities
         available-for-sale                                (171)           803
Less: disallowed intangibles                               (165)          (204)
                                              ---------------------------------

     Total Tier 1 Capital                                70,318         64,943

TIER 2 CAPITAL:
Qualifying allowance for loan losses                      5,699          5,659
                                              ---------------------------------

     Total Tier 2 Capital                                 5,699          5,659
                                              ---------------------------------

TOTAL RISK-BASED CAPITAL                                $76,017        $70,602
                                              =================================



Risk Weighted Assets                                   $598,102       $527,449
                                              =================================


RATIOS:

Tier 1 Capital to risk weighted  assets                    11.8%          12.3%           6.0%
Tier 2 Capital to risk weighted  assets                     1.0%           1.1%
                                              ---------------------------------

Total risk-based capital ratio                             12.7%          13.4%          10.0%
                                              =================================

Leverage Ratio-Tier 1 Capital to  quarterly
   average assets less intangibles                          7.5%           7.6%           5.0%
                                              =================================

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

               The allowance for loan losses represents management's view as to the amount necessary to absorb potential losses in the loan portfolio. The amount of the provision charged to expense each period is dependent upon an assessment of the loan portfolio quality, current economic trends and conditions, evaluation of specific client compositions, past loan experience and the level of net charge-offs during that period.

                The ratio of allowance for loan losses to total loans at September 30, 1997 was 1.29% compared to 1.51% at December 31, 1996. The coverage multiple of allowance for loan losses to nonperforming loans was 5.37 at September 30, 1997 compared to 3.58 at December 31, 1996. The Company charged-off $123 thousand in loans and recovered $140 thousand in previously charged off- loans during the first nine months of 1997. Management believes that the allowance for loan losses at September 30, 1997 is adequate to cover credit losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

NONPERFORMING ASSETS AND PAST DUE LOANS

               Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $867 thousand to $1.1 million at September 30, 1997 compared to $2.0 million at December 31, 1996. Nonperforming assets to total assets at September 30, 1997 were 0.11% compared to 0.23% at December 31, 1996.

               Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $1.1 million at September 30, 1997 from $1.5 million at December 31, 1996.

               Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. Past due loans totaled $2.0 million at September 30, 1997. TABLE 4 details nonperforming assets, past due loans and asset quality ratios.

CREDIT QUALITY
(DOLLARS IN THOUSANDS)
TABLE 4
                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1997             1996
                                          -----------------------------------
Nonaccrual Loans                                     $1,062         $1,487
Restructured Loans                                        0             95
                                          -----------------------------------

  TOTAL NONPERFORMING LOANS                           1,062          1,582
Other Real Estate                                        51            398
                                          -----------------------------------

  TOTAL NONPERFORMING ASSETS                          1,113          1,980


Loans past due 90 days or
  more and accruing interest                          2,013              0
                                          -----------------------------------

  TOTAL NONPERFORMING ASSETS AND
    LOANS PAST DUE 90 DAYS OR MORE                   $3,126         $1,980
                                          ===================================


Total Loans at Period End (1)                      $442,269       $373,613
Allowance for Loan Losses                             5,699          5,659
Total Assets                                        969,578        872,470



ASSET QUALITY RATIOS:

Allowance for Loan Losses to
   Period end Loans                                    1.29%          1.51%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                        5.37 X         3.58 X

Total Nonperforming Loans
  to Total Loans                                       0.24%          0.42%

Total Nonperforming Assets to
  Total Assets                                         0.11%          0.23%

Nonperforming Assets to Total
  Loans plus Other Real Estate                         0.25%          0.53%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                0.71%          0.53%


(1) Total loans are reported net of unearned income and do not include mortgage loans held for resale

ASSET/LIABILITY MANAGEMENT

LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS

               The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

               At September 30, 1997 cash, cash equivalents, and securities available-for-sale totaled $372.2 million compared to $345.8 million at December 31, 1996. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. In addition, the Company's capital position, a large core deposit base, the quality of assets and continued earnings power will ensure that the Company's long term liquidity needs are met. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center financial institutions.

               An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios and the expected magnitude of the repricing of specific asset and liability categories. The Company evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon their outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan and deposit portfolios, which contain both fixed and variable rate assets. Therefore, any negative impact of holding below market securities should be offset by increases in earnings in the variable rate loan portfolio and corresponding increases in the market value of fixed rate liabilities. Also, the securities portfolio, which has an average repricing term of less than 3 years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term exposure to interest rate changes. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes.

               The data in TABLE 5 reflects repricing or expected maturities of various assets and liabilities at September 30, 1997. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, and assumes that assets and liabilities with similar repricing characteristics will reprice at the same time and to the same degree. Therefore, the Company's static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation," TABLE 5 also presents interest sensitivity on an adjusted basis using Beta coefficients. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in bank deposit rates to lag movements in open market rates. It also gives recognition to the fact that changes in bank money market, interest checking and savings rates do not move to the same degree as open market rates. On a cumulative one-year basis at September 30, 1997, the Company had a negative beta adjusted gap of $40.7 million or (4.20)% excess interest sensitive liabilities over interest sensitive assets. A negative gap position indicates that the Company's earnings will be enhanced in a falling rate environment and earnings will be negatively impacted in a rising rate environment. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk exposure.

INTEREST RATE GAP ANALYSIS
(DOLLARS IN THOUSANDS)
TABLE 5


                                                                               SEPTEMBER 30, 1997
                                             ------------------------------------------------------------------------------------

                                                     1-90           91-180          181-365              1-5           Over 5
INTEREST-SENSITIVE ASSETS:                           Days             Days             Days            Years            Years
---------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                               $8,200               $0               $0               $0               $0
  Securities                                       34,848           19,965           53,127          222,435           61,464
  Mortgage Loans Held for Resale                   83,483                0                0                0                0
  Loans                                           197,374           16,006            7,180          172,531           49,990
                                             ------------------------------------------------------------------------------------

    Total                                         323,905           35,971           60,307          394,966          111,454
                                             ------------------------------------------------------------------------------------

    Cumulative Totals                             323,905          359,876          420,183          815,149          926,603

INTEREST-SENSITIVE LIABILITIES:
------------------------------------------

  Interest Checking Accounts                       48,121                0                0                0                0
  Savings Accounts                                100,482                0                0                0                0
  Money Market Deposit Accounts                    80,006                0                0                0                0
  Certificates of Deposit                         196,708           19,830           71,099           87,939            1,820
  Federal Funds Purchased                          17,000                0                0                0                0
  Repurchase Agreements                            84,503                0                0                0                0
  FHLB - Advances                                  20,000            1,000              500            2,000                0
  U.S. Demand Notes                                 5,000                0                0                0                0
                                             ------------------------------------------------------------------------------------

    Totals                                        551,820           20,830           71,599           89,939            1,820
                                             ------------------------------------------------------------------------------------

    Cumulative Totals                             551,820          572,650          644,249          734,188          736,008
                                             ------------------------------------------------------------------------------------

      Gap                                       ($227,915)         $15,141         ($11,292)        $305,027         $109,634
                                             ====================================================================================

      Cumulative Gap                            ($227,915)       ($212,774)       ($224,066)         $80,961         $190,595
                                             ====================================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .15)             40,903                0                0                0                0
   Savings Accounts (beta factor .10)              90,434                0                0                0                0
   Money Market Accounts (beta factor .35)         52,004                0                0                0                0

                                             ------------------------------------------------------------------------------------
Cumulative Beta Adjusted Gap                     ($44,574)        ($29,433)        ($40,725)        $264,302         $373,936
                                             ====================================================================================

As Reported Information:
------------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                  58.70%           62.84%           65.22%          111.03%          125.90%

Cumulative Gap/Total Assets                        -23.51%          -21.95%          -23.11%            8.35%           19.66%

Beta Adjusted Information:
------------------------------------------

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                  87.90%           92.44%           91.16%          147.98%          167.66%

Cumulative Gap/Total Assets                         -4.60%           -3.04%           -4.20%           27.26%           38.57%

PART II.- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           In the course of its operations the Company and its subsidiaries are parties to various legal proceedings. Based upon information currently available, and after consultation with legal counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial position, or results of operations.

                                   SIGNATURES


           Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                          GEORGE MASON BANKSHARES, INC.
                                  (Registrant)




Date:     November 7, 1997              /s/ Bernard H. Clineburg
          ----------------              ------------------------
                                        Bernard H. Clineburg
                                        President and Chief Executive Officer



Date:     November 7, 1997              /s/ James J. Consagra, Jr.
          ----------------              --------------------------
                                        James J. Consagra, Jr.
                                        Treasurer, Principal Financial and
                                        Accounting Officer