Form 10-K405
period 1997-12-31
MASON GEORGE BANKSHARES INC
filed 1998-03-30
CIK 761651

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934  (Fee Required)

                  For the fiscal year ended December 31, 1997
                         Commission file number 0-13833

                         GEORGE MASON BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


          Virginia                                        54-1303470
   -----------------------------------------------------  -------------------

   (State or other jurisdiction of                        (IRS employer
   incorporation or organization)                         identification no.)

   11185 Main Street, Fairfax, Virginia                   22030
   -----------------------------------------------------  -------------------
     (Address of principal executive office)              (Zip Code)

   (Registrant's Telephone number, including area code)  (703) 352-1100
                                                          -------------------


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

At March 9, 1998 the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $188.4 million computed at $41.50 per share. The number of shares outstanding of the registrant's Common Stock ($1.11 Par Value) was 5.3 million shares at March 9, 1998.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     George Mason Bankshares, Inc., ("GMBS" or the "Company") is a multi-bank holding company established as a Virginia Corporation in 1984. The Company's headquarters are located in Fairfax, Virginia. GMBS owns all of the outstanding stock of George Mason Bank ("GMB" or the "Bank"), which was incorporated in 1977 and opened for business in 1979. GMB provides a wide range of financial services principally to individuals and to small and medium-sized businesses, is community-oriented and offers services customarily provided by full-service banks, including individual and commercial checking, savings and time deposit accounts, commercial loans, real estate and consumer loans, trust and brokerage services, travelers' checks, and safe deposit facilities. GMB operates 21 offices throughout the Washington, D.C. Metropolitan area. All but one of GMB's offices offer 24-hour automated teller machines ("ATMs") which are linked with other automated teller machines regionally through HONOR(R) and nationally through PLUS(R). In addition, GMB has 7 off-site ATMs.

     The business strategy of GMBS is to provide its customers with the financial sophistication and range of products offered by regional banks while maintaining the quick response and services of a community bank.

     During 1991, in contrast to many regional and community banks which were cutting expenses and employees, GMBS began a major expansion of its branch system, operations area, and personnel. This expansion followed a policy decision in early 1991 to hire experienced banking officers, who were available from merged institutions or from regional banks which had been subject to governmental enforcement actions. Total full-time equivalent employees have increased from approximately 90 at December 31, 1991 to 217 at December 31, 1997. Since November 1991, the Company, through its subsidiaries, has (i) established a new office in Vienna through the purchase of certain assets from the Federal Deposit Insurance Corporation (the "FDIC"); (ii) opened an office in McLean that was acquired from the Resolution Trust Corporation; (iii) acquired a 10,000 square foot building in Tysons Corner; (iv) purchased the insured deposits of another financial institution, including additional branch offices in Reston and Tysons Corner; (v) bought a five-story, 28,000 square foot office building in Chantilly to house a branch office and an operations/customer service center; (vi) opened four branch offices in Arlington County; (vii) opened its first two offices in Loudoun County; (viii) constructed an office in the Fair Lakes shopping center in Fairfax, Virginia,
(ix) opened its first office serving Prince William County; (x) consummated its first merger resulting in the Company's first offices in Washington, D.C.; and
(xi) opened its first two offices in Maryland.

     George Mason Mortgage Company ("GMMC"), a wholly owned subsidiary of GMB, is engaged in the operation of a general mortgage and agency business. GMMC currently operates seven offices. The main office of GMMC is located in Fairfax, with two offices in Prince William County, one in Loudoun County, one in West Virginia, and two in Maryland. At December 31, 1997, GMMC employed 105 persons. GMMC primarily originates permanent residential mortgage loans (including VA, FHA, conforming and nonconforming loans) to be sold in the secondary market. These loans are for single family, owner-occupied residences. Its loans have either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its market. GMMC is also active in sponsoring Community Homebuyers Programs for low-to-moderate income families. Over the last three years, GMMC has steadily increased its market share.

PLANNED MERGER WITH UNITED BANKSHARES, INC.

     On December 10, 1997, GMBS, United Bankshares, Inc., a West Virginia corporation ("United"), and George Mason Holding Company, a wholly owned subsidiary of United ("Merger Sub"), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") and the related Plan of Merger pursuant to which Merger Sub will be merged with and into GMBS and GMBS will become a wholly owned subsidiary of United (the "Merger"). Under the Merger Agreement, each share of the common stock, par value $1.11 per share, of GMBS ("GMBS Common Stock") outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 1.7 shares (the "Exchange Ratio") of the common stock, par value $2.50 per share, of United ("United Common Stock"). The Exchange Ratio was adjusted from 0.85 of a share to 1.7 shares as a result of a 100% stock dividend on the United Common Stock payable March 27, 1998 to record holders of United Common Stock as of March 13, 1998.

     The Merger Agreement was approved by GMBS' shareholders at a special meeting held on March 9, 1998. It is anticipated that the Merger will close on April 2, 1998.

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K or in future filings by GMBS with the Securities and Exchange Commission, in GMBS' press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties. Factors which may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) expected cost savings from the Merger cannot be fully realized; (ii) deposit attrition, customer loss or revenue loss following the Merger; (iii) higher than expected costs or difficulties relating to the integration of the businesses of the parties to the Merger; (iv) changes in general economic conditions; (v) changes in policies by regulatory agencies;
(vi) fluctuations in interest rates; (vii) a significant increase in competition in the banking industry and (viii) changes in the securities markets. GMBS wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. GMBS does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

     Recent changes in Federal banking laws are expected to facilitate interstate branching and merger activity among banks. Since September 1995, with exceptions, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, since July 1, 1997, certain banks have been permitted to merge with banks located in different states. Such changes may result in an even greater degree of competition in the banking industry and the Company may be brought into competition with institutions with which it does not presently compete. There can be no assurance that the profitability of the Company will not be adversely affected by increased interstate branching and merger activity in the banking industry in the future.

SUPERVISION AND REGULATION

     The Company and GMB are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended for the protection of depositors.

     Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

     The following is a brief summary of certain statutes, rules and regulations affecting the Company and GMB. To the extent that the following describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

     GMBS. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHC Act") and Chapter 13 of the Virginia Banking Act (the "Virginia Act").

     The BHC Act. Under the BHC Act, the Company is subject to periodic inspection by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

     In the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Company (such as GMB) the general claims of the Company as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of the Company were not by their terms so subordinated.

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

     Under the Virginia Act, it is unlawful without the prior approval of the Virginia Commission for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting securities of any bank or other bank holding company. In addition, Chapter 15 of the Virginia Act allows interstate banking by permitting banking organizations from other states to acquire Virginia banking organizations if the Virginia banking organization to be acquired has been in existence and continuously operated as a bank for a period of two years. In addition, Virginia bank holding companies are permitted to acquire banks in any state.

     REGULATION OF GMB. GMB is a state-chartered institution organized under Virginia law and, as such, is subject to examination and regulation by the Virginia Commission. GMB is also a member of the Federal Reserve System and, therefore, is supervised and examined by the Federal Reserve. The Federal Reserve is GMB's primary federal regulator.

     General. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). GMB's state and federal regulators regulate or monitor all areas of the bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Federal Reserve requires the bank to maintain certain capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The bank is currently required by the Federal Reserve to prepare quarterly reports on its financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve.

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

     Transactions with Affiliates and Insiders. GMB is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. GMB is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibits institutions from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Branching. Under current Virginia law, GMB may open branch offices throughout Virginia, Maryland and the District of Columbia with prior regulatory approval. In addition, with prior regulatory approval as appropriate under the circumstances, GMB will be able to acquire existing banking operations in Virginia.

     Under the recently passed federal legislation discussed above, which became effective June 1, 1997, banks may merge or consolidate across state lines. Under the federal legislation, states may authorize banks from other states to engage in branching across state lines.

     Community Reinvestment Act. The Federal Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision (the "OTS") shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. GMB has always had "satisfactory" ratings with respect to compliance with CRA.

     Other Regulations. Interest and certain other charges collected or contracted for by the bank are subject to state usury laws and certain federal laws concerning interest rates. The bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, and the Truth-in-Savings Act, which requires accurate disclosures of certain items related to deposit accounts such as annual percentage yield ("APY"), duration of APY, minimum balance requirements and information about fees and penalties. The banks' brokered deposit activities are subject to an FDIC rule that permits only "well capitalized" institutions to obtain brokered deposits. "Adequately capitalized" institutions may obtain brokered deposits if they receive a waiver from the FDIC. This rule also prohibits institutions that are not "well capitalized" from soliciting deposits at rates significantly higher than prevailing rates.

     DEPOSIT INSURANCE. The deposits of GMB are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. The deposits of the bank are subject to the rates of the Bank Insurance Fund ("BIF") of the FDIC. The BIF assessment rates range from $0.00 per $100 of domestic deposits for institutions in the lowest risk category to $0.27 per $100 of domestic deposits for institutions in the highest risk category.

     DIVIDENDS. A source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by GMB to the Company depends on the Bank's earnings and capital position and is limited by federal law, regulations, policies and Virginia law. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired. Under current supervisory practices, prior regulatory approval is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years.

     The Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The approval of the Federal Reserve is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

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

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating. On September 6, 1996, the Federal Reserve and the OCC revised their risk-based capital rules to supplement and adjust their risk-based capital ratios for certain banks whose trading activity (on a worldwide consolidated basis) equals 10 percent or more of total assets or $1 billion or more. These new rules became effective January 1, 1997 but compliance is not required until January 1, 1998.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank or bank holding company must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

     Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, interest rates on deposits, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institution's performance under their capital restoration plans.

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

RECENT LEGISLATIVE DEVELOPMENTS

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions, including proposals to consolidate the federal bank regulatory agencies. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

ITEM 2. PROPERTIES

     The principal office of GMBS and GMB is located at 11185 Main Street, Fairfax, Virginia. GMB has 20 additional branch offices. The addresses of these branch offices are: 4221 Walney Road, Chantilly, VA; George Mason University, University Center, Fairfax, VA; 1320 Old Chain Bridge Road, McLean, VA; 1801 Reston Parkway, Reston, VA; 7787 Leesburg Pike, Falls Church, VA; 226 Maple Avenue West, Vienna, VA; 3289 Woodburn Road, Annandale, VA; 6402 Williamsburg Boulevard, Arlington, VA; 4005 Wilson Boulevard, Arlington, VA; 4501 Daly Drive, Chantilly, VA; 13060 Fair Lakes Boulevard, Fairfax, VA; 5335 Lee Highway, Arlington, VA; 21036 Tripleseven Road, Sterling, VA; 9872 Liberia Avenue, Manassas, VA; 2300 Ninth Street, Arlington, VA; 531-A East Market Street, Leesburg, VA; 7626 Old Georgetown Road, Bethesda, MD; 1667 K Street, NW, Wash, DC; 4900 Massachusetts Avenue, NW, Wash, DC; and 1225 Eye Street, NW, Wash, DC.

     GMB owns the building which contains the Chantilly office. This five-story building is used as the operations and customer service center for GMB. GMB also owns the three-story building in which the Falls Church branch is located and the building in which the Fair Lakes branch is located. The other offices of GMB are leased. See Note 10 to GMBS' consolidated financial statements for additional information concerning GMB's obligations under these lease agreements.

     GMMC's corporate headquarters is located at 4035 Ridge Top Road, Suite 100, Fairfax, VA. The other six offices of GMMC are located at 2750 Killarney Drive, Lakepoint One, Suite 105, Woodbridge, VA; 7900 Sudley Road, Manassas, VA; 448 Viking Drive, Suite 250, Virginia Beach, VA; 6110 Executive Boulevard, Rockville, MD; 65 Duke Street, Prince Frederick, MD; and Old Town Center, Suite 10, South Princess Street, Shepherdstown, WV.

ITEM 3. LEGAL PROCEEDINGS

     In the course of its operations, GMBS, GMMC and GMB are parties to various legal proceedings. Based upon information currently available, and after consultation with legal counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on GMBS' business, financial position, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to shareholders during the last quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK PRICE

     The common stock of the Corporation is traded over-the-counter under the Nasdaq National Market System symbol GMBS. The high and low sales price for common shares traded during the last two years were:


DURING THE QUARTER ENDED  LOW PRICE  HIGH PRICE

December 31, 1997            $35.50      $40.00
September 30, 1997            26.25       37.13
June 30, 1997                 19.75       29.25
March 31, 1997                20.50       23.00
December 31, 1996             18.50       23.25
September 30, 1996            18.50       20.63
June 30, 1996                 19.00       22.25
March 31, 1996                17.83       23.25

     There were approximately 740 shareholders of record of the Company's common stock (the "Company Common Stock") at March 9, 1998. There were approximately 1,916 beneficial shareholders at March 9, 1998. The Company Common Stock closed at a price of $41.50 per share on March 9, 1998. Additional information required under Item 5 is hereby incorporated herein by reference to note 22 of the Company's consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                     DECEMBER 31,
                                   -------------------------------------------------
                                     1997       1996      1995      1994      1993
                                  ----------  -------- --------- ---------  --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income.................  $   64,506  $ 53,727  $ 44,119  $ 33,659  $ 28,734
Interest expense................      32,561    26,264    19,949    11,627     9,840
                                  ----------  --------  --------  --------  --------
Net interest income                   31,945    27,463    24,170    22,032    18,894
Provision for loan losses.......          20       181        18       167       620
Net interest income after
  provision.....................      31,925    27,282    24,152    21,865    18,274
Noninterest income..............      16,644    14,852    10,359     5,390     3,611
Noninterest expense.............      36,808    32,179    26,124    20,453    16,600
                                  ----------  --------  --------  --------  --------
Income before taxes.............      11,761     9,955     8,387     6,802     5,285
Income taxes....................       3,681     3,072     2,095     1,830     1,279
                                  ----------  --------  --------  --------  --------
Income before cumulative
  effect........................       8,080     6,883     6,292     4,972     4,006
Cumulative effect of change
  in accounting principle.......           -         -         -         -       217
                                  ----------  --------  --------  --------  --------
Net Income......................  $    8,080  $  6,883  $  6,292  $  4,972  $  4,223
                                  ==========  ========  ========  ========  ========
PER SHARE DATA:
Basic earnings per share........  $     1.58  $   1.38  $   1.30  $   1.05  $   0.94
Diluted earnings per share......        1.54      1.35      1.28      1.04      0.92
Cash dividends..................        0.56      0.46      0.38      0.29      0.23
Book value at period end........       14.45     12.80     12.18     10.18     10.21
Dividend payout ratio (1).......        35.4%     33.3%     29.2%     27.6%     24.5%
BALANCE SHEET DATA:
Total assets....................  $1,026,569  $872,470  $679,596  $550,799  $461,184
Loans, net......................     450,639   367,954   294,029   240,651   215,313
Mortgage loans held for
  resale........................      90,611    72,983    55,482    18,506    21,831
Securities......................     373,669   345,433   261,934   222,914   180,353
Deposits........................     819,302   693,594   554,464   460,802   372,889
Shareholders' equity............      76,036    64,344    57,927    46,776    46,833
Actual common shares
  outstanding...................       5,261     5,028     4,755     4,594     4,553
PERFORMANCE  RATIOS:
Return on average assets........        0.90%     0.92%     1.05%     1.02%     0.99%
Average equity to average assets        7.58%     8.00%     8.72%     9.68%     9.34%
Return on average equity........       11.76%    11.21%    11.75%    10.21%    10.62%
Net interest margin (tax-
  equivalent)...................        3.81%     3.95%     4.43%     4.93%     4.68%
ASSET QUALITY RATIOS:
Allowance for loan losses to
  period end loans..............        1.24%     1.51%     1.85%     2.36%     2.55%
Allowance for loan losses to
  nonperforming loans...........        5.42x     3.58x     1.47x     1.76x     1.45x
Nonperforming assets to
  period end loans and
  other real estate.............        0.23%     0.53%     1.29%     1.44%     2.00%
Net charge-offs to average
  total loans...................        0.00%     0.02%     0.11%     0.00%     0.53%
CAPITAL AND LIQUIDITY RATIOS:
Leverage........................         7.9%      7.6%      8.8%      9.6%     10.3%
Risk-based:
  Tier 1 capital................        12.0%     12.3%     13.7%     14.1%     14.8%
  Total capital.................        12.9%     13.4%     14.9%     15.3%     16.1%

____________________
(1) Dividend payout ratio is calculated by dividing dividends per share by basic earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of GMBS. This discussion should be read in conjunction with GMBS' consolidated financial statements and accompanying notes included herein. This analysis provides an overview of the significant changes that occurred during the periods presented. Effective May 17, 1996, Palmer National Bancorp, Inc., the holding company for Palmer National Bank, merged into Mason Holding Corporation, a subsidiary of GMBS. The merger was accounted for as a pooling of interests. Accordingly, all financial data for periods prior to the merger have been restated to reflect the financial position and results of operations on a combined basis from the earliest period presented.

FINANCIAL SUMMARY

     Net income totaled $8.08 million for 1997, compared to $6.88 million for 1996, representing an increase of 17.4%, and marking the Company's sixth consecutive year of record earnings. Net income for 1995 totaled $6.29 million. Basic and diluted earnings per share for 1997 were $1.58 and $1.54 respectively, compared to $1.38 and $1.35 for 1996 and $1.30 and $1.28 for 1995. Return on average assets and equity for 1997 were 0.90% and 11.76 % respectively, compared to 0.92% and 11.21% for 1996 and 1.05% and 11.75% for 1995.

     Total assets increased to $1.0 billion at December 31, 1997, compared to $872.5 million at December 31, 1996, and $679.6 million at December 31, 1995. The growth in assets for 1997 represented an increase of $154.1 million, or 17.7% over total assets at year-end 1996, while growth in assets between 1996 and 1995, totaled $192.9 million, or 28.4%.

     Loans, net of unearned income, increased by $82.7 million, or 22.1%, to $456.3 million at December 31, 1997, compared to $373.6 million at December 31, 1996. Loans, net of unearned income at December 31, 1995, totaled $299.6 million. Mortgage loans held for resale totaled $90.6 million at year-end 1997, compared to $73.0 million at the close of 1996 and $55.5 million at December 31, 1995.

     Total deposits were $819.3 million at December 31, 1997, compared to $693.6 million at December 31, 1996, and $554.5 million at year-end 1995. These deposit totals reflect increases of 18.1% between 1997 and 1996 and 25.1% between 1996 and 1995. Securities sold under agreements to repurchase and other borrowed funds increased to $122.8 million at December 31, 1997, compared to $105.9 million at December 31, 1996, an increase of 16.0%.

     Shareholders' equity at December 31, 1997, was $76.0 million, compared to $64.3 million at December 31, 1996, and $57.9 million at December 31, 1995. Book value per share of GMBS Common Stock at December 31, 1997 was $14.45, compared to $12.80 at December 31, 1996, and $12.18 at December 31, 1995.

EARNINGS ANALYSIS

     NET INTEREST INCOME. Net interest income is GMBS' primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis totaled $32.6 million for 1997, compared to $28.1 million for 1996 and $24.9 million for 1995, representing an increase of 15.8% from 1996 to 1997 and 12.8% from 1995 to 1996. The improvements in net interest income for 1997 and 1996 were attributable to a higher volume of earning assets, which was partially offset by a narrowing of the spread between interest rates earned on loans, securities, federal funds sold and other investments and the rates paid on deposits and other borrowed funds (net interest spread). TABLE 1 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income on a fully taxable equivalent basis. TABLE 2 presents GMBS' analysis of changes in interest income and interest expense relating to rate and volume.

TABLE 1.  AVERAGE BALANCES AND INTEREST RATES (TAX EQUIVALENT BASIS)




                                       1997                            1996                          1995
                          ------------------------------------------------------------------------------------------
                          AVERAGE              AVERAGE   AVERAGE                AVERAGE   AVERAGE            AVERAGE
                          BALANCE   INTEREST    RATE     BALANCE     INTEREST   RATE      BALANCE  INTEREST   RATE
                          -------   --------    ----     -------     --------   ----      -------  --------   ----
                                                                (DOLLARS IN THOUSANDS)


ASSETS
Interest-Earning Assets
Securities:
 U.S. Treasury..........   $8,878      $511      5.76%     $23,123    $1,331      5.76%   $41,313    $2,235    5.41%
 Federal Agency.........   32,380     2,150      6.64%      26,997     1,691      6.26%    46,091     3,574    7.75%
 Mortgage-Backed........  306,209    19,497      6.37%     233,689    14,899      6.38%   134,315     8,104    6.03%
 State and Political
 Subdivision (1)........   21,785     1,633      7.50%      21,519     1,628      7.57%    19,029     1,495    7.86%
 Other..................    3,240       222      6.85%       2,994       201      6.71%     3,191       242    7.58%
                          -------    ------      ----      -------    ------      ----    -------    ------    ----
  Total Securities......  372,492    24,013      6.45%     308,322    19,750      6.41%   243,939    15,650    6.42%
Loans: (2)..............
 Commercial (1).........  103,995     9,793      9.42%     100,882    10,056      9.97%   108,917    10,699    9.82%
 Real Estate-
 Construction...........   46,824     4,596      9.82%      31,014     2,910      9.38%    34,823     4,155   11.93%
 Real Estate-
 Mortgage (3)...........  262,447    21,709      8.27%     227,977    18,616      8.17%   146,745    12,429    8.47%
 Consumer...............   53,214     4,199      7.89%      25,228     2,139      8.48%     7,031       715   10.17%
                         --------   -------      ----     --------   -------      ----    -------    ------   -----
  Total Loans...........  466,480    40,297      8.64%     385,101    33,721      8.76%   297,516    27,998    9.41%
Total Money Market
 Investments............   15,431       840      5.44%      16,370       863      5.27%    16,110     1,006    6.24%
Trading Account.........     -         -          -          2,069        66      3.19%     5,479       230    4.20%
                         --------   -------      ----     --------   -------      ----    -------    ------   -----
Total Interest-Earning
 Assets.................  854,403    65,150      7.63%     711,862    54,400      7.64%   563,044    44,884    7.97%

Noninterest- Earning
 Assets
 Cash and Due from
 Banks..................   27,351                           25,655                         22,829
 Other Assets...........   19,616                           19,203                         16,262
 Allowance for Loan
 Losses.................   (5,666)                          (5,662)                        (5,821)
 Unearned Discount
 and Loan Fees..........     (797)                            (975)                        (1,223)
                         --------                         --------                       --------
  Total Noninterest-
  Earning Assets........   40,504                           38,221                         32,047
                         --------                         --------                       --------

 Total Average Assets.... $894,907                         $750,083                      $595,091
                          ========                         ========                      ========

(1) Interest income from tax-exempt securities and tax-exempt loans is included on a taxable-equivalent basis using a 34% tax rate.
(2) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3)  Includes Mortgage Loans Held for Resale and Home Equity Lines of Credit.

                                                   1997                            1996                          1995
                                       ____________________________   ______________________________    ___________________________
                                       AVERAGE              AVERAGE   AVERAGE                AVERAGE    AVERAGE             AVERAGE
                                       BALANCE   INTEREST    RATE     BALANCE     INTEREST   RATE       BALANCE   INTEREST   RATE
                                       ____________________________   ______________________________    ___________________________
                                                                        (DOLLARS IN THOUSANDS)

Interest-Bearing Liabilities
 Interest Checking Deposits..........  $ 50,647  $ 1,063    2.10%    $ 45,953    $   945     2.06%     $ 43,974   $ 1,086   2.47%
 Money Market Deposits...............    87,068    2,643    3.04%     102,817      3,101     3.02%      115,730     3,662   3.16%
 Savings Deposits....................    93,086    4,053    4.35%      57,235      2,465     4.31%       23,748       945   3.98%
 Certificates of Deposit.............   292,567   16,030    5.48%     221,034     12,158     5.50%      168,145     9,522   5.66%
 Certificates of Deposit $100,000...     82,337    4,493    5.46%      70,561      3,827     5.42%       46,853     2,656   5.67%
                                       --------  -------    -----    --------    -------     -----     --------    ------   -----
  Total Interest-Bearing Deposits....   605,705   28,282    4.67%     497,600     22,496     4.52%      398,450    17,871   4.49%
Total Borrowed Funds.................    88,996    4,279    4.81%      79,458      3,768     4.74%       44,980     2,079   4.62%
                                       --------  -------             --------    -------               --------    ------
  Total Interest-Bearing
  Liabilities.......................    694,701   32,561    4.69%     577,058     26,264     4.55%      443,430    19,950   4.50%
Noninterest-Bearing Liabilities
 Total Demand Deposits..............    124,731                       105,376                            94,449
 Other Liabilities..................      7,624                         7,649                             5,008
                                       --------                      --------                          --------
  Total Noninterest-Bearing
  Liabilities........................   132,355                       113,025                            99,457
                                       --------                      --------                          --------
Total Liabilities....................   827,056                       690,083                           542,887
                                       --------                      --------                          --------
Shareholders' Equity.................    67,851                        60,000                            52,204
                                       --------                      --------                          --------
  Total Liabilities and
  Shareholders' Equity...............  $894,907                      $750,083                          $595,091
                                       ========                      ========                          ========
Interest Spread......................                       2.94%                            3.09%                          3.47%
                                                            =====                            =====                          =====
Net Interest Margin..................            $32,589    3.81%                $28,136     3.95%                $24,934   4.43%
                                                 =======    =====                =======     =====                =======   =====
Cost to Fund Earning Assets..........                       3.81%                            3.69%                          3.54%
                                                            =====                            =====                          =====

______________
Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

TABLE 2.  RATE AND VOLUME ANALYSIS (TAX EQUIVALENT BASIS)


                                                                YEAR ENDED DECEMBER 31,

                                        ----------------------------------------------------------------------
                                                    1997 COMPARED TO 1996                1996 COMPARED TO 1995
                                         TOTAL          CHANGE DUE TO:        TOTAL          CHANGE DUE TO:
                                        INCREASE    ---------------------    INCREASE    ---------------------
                                       (DECREASE)    RATE        VOLUME     (DECREASE)    RATE       VOLUME
                                       ----------    ----        ------     ----------    ----       ------
                                                             (DOLLARS IN THOUSANDS)



INTEREST INCOME:
Securities:
 U.S. Treasury........................    $(820)       $(0)      $(820)     $(904)        $80       $(984)
 Federal Agency.......................      459        122         337     (1,883)       (402)     (1,481)
 Mortgage-Backed......................    4,598        (26)      4,624      6,795         799       5,996
 State and Political Subdivision (1)          5        (15)         20        133         (63)        196
 Other................................       21          4          17        (41)        (26)        (15)
                                         ------                            ------
  Total Securities.....................   4,263        153       4,110      4,100         (31)      4,131

Loans (2):
 Commercial (1).......................     (263)      (573)        310       (643)        146        (789)
 Real Estate-Construction.............    1,686        203       1,483     (1,245)       (791)       (454)
 Real Estate-Mortgage (3).............    3,093        278       2,815      6,187        (693)      6,880
 Consumer.............................    2,060       (313)      2,373      1,424        (426)      1,850
                                         ------                            ------
  Total Loans..........................   6,576       (550)      7,126      5,723      (2,519)      8,242

Total Money Market Investments              (23)        27         (50)      (143)       (159)         16

Trading Account......................       (66)       -           (66)      (164)        (21)       (143)

TOTAL INTEREST INCOME................    10,750       (143)     10,893      9,516      (2,347)     11,863


INTEREST EXPENSE:
 Interest Checking Deposits...........      118         21          97       (141)       (190)         49
 Money Market Deposits................     (458)        17        (475)      (561)       (152)       (409)
 Savings Deposits.....................    1,588         44       1,544      1,520         187       1,333
 Certificates of Deposit..............    3,872        (63)      3,935      2,636        (359)      2,995
 Certificates of Deposit >$100,000          666         27         639      1,171        (173)      1,344
                                         ------                            ------
 Total Interest-Bearing Deposits          5,786        899       4,887      4,625         178       4,447
 Total Borrowed Funds.................      511         59         452      1,689          95       1,594
                                         ------                            ------
TOTAL INTEREST EXPENSE...............     6,297        943       5,354      6,314         302       6,012
                                         ------                            ------
NET INTEREST INCOME..................    $4,453     (1,181)      5,634     $3,202      (3,388)      6,590
                                         ======                            ======
----------------------------



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

(2) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(3)  Includes Mortgage Loans Held for Resale and Home Equity Lines of Credit.

     In 1997, average earning assets increased by $142.5 million, or 20.0%, to $854.4 million, compared to $711.9 million for 1996. In 1996, average earning assets increased by $148.8 million or 26.4% over 1995. Average total loans (including mortgage loans held for resale), the largest component of earning assets, grew to $466.5 million in 1997, compared to $385.1 million in 1996, and $297.5 million in 1995. Average total loans represented 54.6% of average earning assets for 1997, compared to 54.1% for 1996 and 52.8% for 1995. In 1997, the securities portfolio, which included securities available-for-sale and securities held-to-maturity averaged $372.5 million and comprised 43.6% of earning assets. The securities portfolio comprised 43.3% of average earning assets for both 1996 and 1995, respectively.

     The growth in earning assets for 1997 and 1996 was primarily funded by an increase in average interest bearing liabilities. Average interest bearing deposits increased to $605.7 million in 1997 from $497.6 million in 1996, and $398.5 million in 1995, representing increases of 21.7% from 1996 to 1997 and 24.9% from 1995 to 1996. The largest increase in interest bearing deposits was in certificates of deposit which accounted for 77.1% and 77.3% of the total increase in average interest bearing deposits for 1997 and 1996 respectively. Average certificates of deposit, including certificates of deposit over $100 thousand, for 1997 were $374.9 million, compared to $291.6 million for 1996, an increase of 28.6%. Average certificates of deposit for 1995 were $215.0 million. The increases in certificates of deposit are a result of GMBS' expansion strategy of offering attractive rates combined with the customers' desire to take advantage of the higher interest rates offered by certificates of deposit when compared to the rates on money market accounts and similar instruments. Average savings deposits increased to $93.1 million in 1997 from $57.2 million in 1996, an increase of $35.9 million or 62.6%. The increase in savings accounts was the result of a pricing strategy to offer a savings product with the highest rate in the local market that would provide significant cross selling opportunities, but still have a lower cost of funds than most certificates of deposit. Average borrowed funds, primarily consisting of overnight repurchase agreements and short and long-term advances from the Federal Home Loan Bank of Atlanta, increased by $9.5 million in 1997, and $34.5 million in 1996. Average demand deposits for 1997 rose 18.4%, to $124.7 million. Average demand deposits for 1996 increased by 11.6%, to $105.4 million from $94.4 million in 1995.

     GMBS' net interest margin for 1997 decreased to 3.81%, from 3.95% for 1996. The decrease in the net interest margin was primarily attributable to an increase in the cost to fund earning assets of 12 basis points as the yield on earning assets remained stable. GMBS' rate paid on interest bearing liabilities for 1997 was 4.69%, a 14 basis point increase over 1996. GMBS' net interest margin for 1996 decreased to 3.95%, from 4.43% for 1995. The 48 basis point decrease in the net interest margin was attributable to a 33 basis point decline in the yield on earning assets combined with a 15 basis point increase
in the cost to fund earning assets.   The decrease in the yield on earning
assets was primarily attributable to a decrease in loan yields, as the yield on the securities portfolio remained stable. GMBS' average rate paid on interest bearing liabilities for 1996 was 4.55%, compared to 4.50% for 1995.

     PROVISION FOR LOAN LOSSES. It is management's policy to maintain an allowance for loan losses at a level sufficient to absorb all potential losses inherent in the loan portfolio. The provision for loan losses represents the charge to earnings to cover these potential future losses. The amount of the provision charged to expense each year is dependent upon an assessment of the loan portfolio quality, current economic conditions and trends, financial condition of specific borrowers, past loan loss experience and net charge-offs during that year.

     The provision for loan losses for 1997 was $20 thousand, compared to $181 thousand for 1996 and $18 thousand for 1995. For a more detailed discussion of nonperforming assets and the allowance for loan losses, see "--Asset Quality."

     GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE. Gains from the sale of securities available-for-sale totaled $42 thousand in 1997, compared to $560 thousand in 1996 and $653 thousand in 1995. The securities sold in 1997, 1996 and 1995 were the result of liquidity needs, changes in market interest rates, changes in prepayment and extension risk and other general asset/liability management considerations.

     GAIN ON SALE OF MORTGAGE LOANS HELD FOR RESALE. Gains on sale of mortgage loans held for resale for 1997 increased to $11.4 million, compared to $9.8 million for 1996 and $6.4 million for 1995. GMMC, which opened its first office in Maryland in 1996 and three new offices during 1995, has steadily increased its market share in the Washington Metropolitan area with loan closings totaling $742 million in 1997, $616 million in 1996, and $393 million in 1995.

     SERVICE CHARGES AND OTHER INCOME. Service charges and other income increased to $5.2 million in 1997, compared to $4.4 million in 1996, an increase of 18.4%. Service charges and other income for 1995 totaled $3.2 million. The increase in service charge income was partially attributable to the addition of trust, asset management and brokerage services along with increased income from ATM surcharges and overdraft fees.

     NONINTEREST EXPENSES. In support of the Company's strategic growth, total noninterest expenses totaled $36.8 million for 1997, $32.2 million for 1996 and $26.1 million for 1995, representing increases of $4.6 million, or 14.4%, between 1997 and 1996, and $6.1 million, or 23.2%, between 1996 and 1995.

     Salaries and employee benefits, the single largest category of noninterest expense, totaled $21.0 million for 1997, compared to $18.6 million for 1996, representing an increase of $2.5 million, or 13.3%. The increase in salaries and employee benefits accounted for 53.2% of the total increase in noninterest expenses for 1997. Salaries and employee benefits increased by $4.2 million during 1996, an increase of 29.2% over 1995. The single largest increase in noninterest expenses for 1996 was attributable to commissions and salaries expense at GMMC. GMMC's employee related expenses totaled $8.0 million for 1996 compared to $4.9 million for 1995, an increase of 63.1%. This $3.1 million increase accounted for 51.2% of the total increase in noninterest expenses.

     Occupancy and furniture and equipment expenses increased by $661 thousand, or 12.6%, in 1997, to $5.9 million, and $991 thousand, or 23.3% in 1996, to
$5.2 million. Occupancy and furniture and equipment expenses for 1995 totaled $4.3 million.

     Other operating expenses, which includes advertising, public relations, business development, merger related expenses, insurance, professional fees, data processing, expenses of foreclosed properties, office supplies, and various other overhead costs, totaled $9.9 million in 1997, compared to $8.4 million in 1996 and $7.5 million in 1995. These amounts reflect increases of 18.0% between 1997 and 1996 and 11.5% between 1996 and 1995.

     INCOME TAX EXPENSE. Reported income tax expense for the year ended December 31, 1997 was $3.7 million compared to $3.1 million for 1996, and $2.1 million for 1995. The effective tax rate for 1997 was 31.3%, compared to 30.9% for 1996 and 25.0% for 1995. The lower tax rate in 1995 primarily relates to the reversal of the valuation allowance at PNBI which had been previously established for net operating losses and other temporary differences. Note 9 to GMBS' consolidated financial statements provides a reconciliation between the amount of income tax expense applying the Federal statutory income tax rate and GMBS' actual income tax expense.

BALANCE SHEET ANALYSIS

     SECURITIES. The securities portfolio is presently comprised of U.S. Treasury securities, U.S. Government Agency securities, U.S. Agency mortgage backed securities, U.S. Agency and private issue collateralized mortgage obligations, taxable and tax-exempt state and political subdivision securities, and Federal Reserve Bank and Federal Home Loan Bank stock. These securities provide a stable, yet diversified, income stream and represent a source of collateral for repurchase agreements and public funds. GMBS relies on its securities portfolio to ensure safe levels of liquidity, to risk manage interest rate exposure, to enhance the overall credit quality of GMBS' asset base, and to generate interest income. The cash flows from these securities are relatively predictable and satisfy GMBS' needs for liquidity.

     At December 31, 1997, the securities portfolio included approximately $199.8 million in Collateralized Mortgage Obligations (CMOs). These CMOs, which were predominantly planned amortization class (PAC) and accretion directed (AD) CMOs, have the same high credit quality as traditional mortgage backed securities, and provide greater predictability of cash flows because there is a principal repayment schedule that must be satisfied. Because of their conservative characteristics, these PAC and AD CMOs have less market value volatility and a lower yield than traditional mortgage backed securities and other classes of CMOs. GMBS' CMO portfolio at December 31, 1997 had an average life of 1.7 years with a yield of 6.39%.

     GMBS' securities portfolio at December 31, 1997 consisted of securities available-for-sale of $321.7 million (86.1% of the securities portfolio) and securities held-to-maturity totaling $52.0 million (13.9% of the securities portfolio). Securities available-for-sale at December 31, 1996 totaled $280.9 million (81.3% of the securities portfolio) and securities held-to-maturity totaled $64.6 million (18.7% of the securities portfolio). Securities classified as held-to-maturity are intended to be held until their final maturity date, while securities available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the Federal tax position, liquidity needs and other asset/liability management issues. Held-to-maturity securities are reported at amortized cost and securities available-for-sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The Company does not currently have a trading portfolio.

     The securities available-for-sale portfolio on December 31, 1997 had an unrealized gain of $1.4 million and the securities held-to-maturity portfolio had an unrealized gain of $1.1 million. On December 31, 1996, the securities available-for-sale portfolio had an unrealized loss of $760 thousand, while the securities held-to-maturity portfolio had an unrealized gain of $783 thousand. One of the primary functions of GMBS' securities portfolio is to manage interest rate risk exposure. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan portfolio, which consists of floating and fixed rate loans, as well as changes in deposit rates, which are both variable and fixed. Therefore, any negative impact of holding below market securities should be partially offset by increases in earnings in the loan portfolio and corresponding increases in the market value of fixed rate liabilities. Also, the securities portfolio, which has an average repricing term of approximately 2.5 years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long-term exposure to interest rate changes. For a more detailed discussion of interest rate risk management, see "--Asset/Liability Management."

     Note 3 to the consolidated financial statements details the amortized cost, market value and scheduled maturities of the available-for-sale and held-to-maturity portfolios at December 31, 1997, 1996 and 1995.

     Additionally, TABLE 3 reflects the amortized cost, yield and contractual maturity of securities available-for-sale and securities held-to-maturity at December 31, 1997.

                        AVAILABLE-FOR-SALE PORTFOLIO (1)




                                    DUE IN 1          DUE AFTER 1            DUE AFTER 5           DUE AFTER
                                  YEAR OR LESS      THROUGH 5 YEARS        THROUGH 10 YEARS        10 YEARS           TOTAL
                                 ---------------    ----------------      -----------------     --------------   ---------------
                                 AMOUNT    YIELD    AMOUNT     YIELD      AMOUNT      YIELD     AMOUNT   YIELD   AMOUNT    YIELD
                                 ------    -----    ------     -----      ------      -----     ------   -----   ------    -----
                                                                          (DOLLARS IN THOUSANDS)

U.S. Treasury Securities.....     $3,493   5.77%     $6,517    5.77%           $0     0.00%          $0  0.00%    $10,010  5.77%
U.S. Government Agency
 Securities..................      1,249   5.83%      5,687    6.52%       17,339     6.49%       2,000  7.41%     26,275  6.54%
Mortgage-backed Securities...      1,005   6.14%     34,474    6.61%       96,392     6.55%     144,626  6.58%    276,497  6.57%
State & Political Subdivision
 Securities (2)..............          0   0.00%        595    8.09%          489     7.26%       3,009  7.23%      4,093  7.36%
Equity & Other Securities....          0   0.00%        250    5.71%            0     0.00%       3,160  6.93%      3,410  6.84%
                                  ------   ----     -------    ----      --------     ----     --------  ----    --------  ----
Total........................     $5,747   5.85%    $47,523    6.50%     $114,220     6.54%    $152,795  6.61%   $320,285  6.56%
                                  ======   ====     =======    ====      ========     ====     ========  ====    ========  ====

                           HELD-TO-MATURITY PORTFOLIO




                                    DUE IN 1          DUE AFTER 1           DUE AFTER 5          DUE AFTER
                                  YEAR OR LESS      THROUGH 5 YEARS      THROUGH 10 YEARS         10 YEARS           TOTAL
                                 ---------------    ---------------      ----------------      --------------    -------------
                                 AMOUNT    YIELD    AMOUNT    YIELD       AMOUNT    YIELD      AMOUNT   YIELD    AMOUNT  YIELD
                                 ------    -----    ------    -----       ------    -----      ------   -----    ------  -----
                                                                          (DOLLARS IN THOUSANDS)

U.S. Government Agency
 Securities..................         $0   0.00%       $483   8.61%           $0    0.00%          $0   0.00%      $483  8.61%
Mortgage-backed Securities...          0   0.00%     16,544   6.52%        9,518    6.22%       6,942   6.67%    33,004  6.47%
State & Political Subdivision
 Securities (2)..............          0   0.00%      3,275   7.53%       10,023    7.53%       5,232   7.64%    18,530  7.56%
                                  ------   ----     -------   ----      --------    ----     --------   ----    -------  ----
Total........................         $0   0.00%    $20,302   6.73%      $19,541    6.89%     $12,174   7.09%   $52,017  6.87%
                                  ======   ====     =======   ====       =======    ====      =======   ====    =======  ====

------------------------
(1)  Available-for-sale securities are presented at amortized cost.
(2) The yield on State and Political Subdivision Securities is included on a taxable-equivalent basis using a 34% tax rate.

     LOAN PORTFOLIO.   The loan portfolio constitutes the largest segment of
earning assets and is a significant source of interest and fee income for the Company. Gross loans increased by $82.7 million from 1996 to 1997, and $73.9 million from 1995 to 1996, representing increases of 22.1% and 24.6% respectively. The loan portfolio at December 31, 1997 was composed of 26.8% in commercial loans, 10.1% in real estate construction loans, 38.3% in real estate-mortgage loans, 11.1% in home equity loans, and 13.7% in consumer loans. The loan portfolio at December 31, 1996 consisted of 27.0% commercial, 8.6% real estate construction, 41.9% real estate-mortgage, 11.8% home equity, and 10.7% consumer loans. The loan portfolio mix did not change significantly from December 31, 1996, with the exception of consumer loans and real estate construction loans, which grew by 56.2% and 43.9% respectively. The growth in consumer loans was primarily attributable to indirect auto loans, which totaled $50.0 million at December 31, 1997, compared to $28.7 million at December 31, 1996. The growth in the consumer loan portfolio was attributable to GMBS' strategy to further diversify the loan portfolio, which has traditionally been concentrated in real estate and commercial lending.

     The real estate loan portfolio is comprised of both commercial and residential loans on properties, primarily in the Washington Metropolitan area. Real estate mortgage loans totaled $175.3 million at December 31, 1997. Approximately 59% of mortgage loans consisted of loans secured by commercial properties and approximately 41% consisted of residential mortgages. Risk in the commercial mortgage portfolio is controlled through conservative underwriting, based on an analysis of independent appraisals and historical cash flow generated by the underlying commercial property. Risk in the residential mortgage portfolio is controlled through analysis of market appraisals of the collateral, as well as the sufficiency and stability of the borrowers' historical income sources. Real estate construction loans constituted 10.1% of the total loan portfolio at December 31, 1997, compared to 8.6% on December 31, 1996. This concentration of risk is minimized by limiting the speculative unit/lot inventory that GMBS will finance in any project and by maintaining conservative loan-to-value ratios. Moreover, these projects are dispersed over a significant number of submarkets and across a diversified group of high quality builders. Economic and market factors affecting this industry grouping are reviewed frequently and adjustments are made to coincide with trends identified through analysis of relevant factors. In addition, GMMC pre-qualifies contract buyers to add validity to the repayment source for pre-sold units.

     Commercial loans are well diversified as to the purpose and types of organizations, companies and individuals, which helps to minimize risk within this category of loans. Loans to government contractors constitute 27% of the commercial loan portfolio. Concentration risk is mitigated in this area by the direct assignment of prime government receivables due to these borrowers. In addition, GMBS performs frequent borrowing base reviews to assess the quality of underlying receivable assets for this group of borrowers. Finally, independent accounting firms are engaged to perform periodic field audits to determine compliance with borrowing agreements and to verify the borrowers' pledged receivables. The remainder of GMBS' commercial loan portfolio consists of loans typically extended to commercial, professional and retail concerns for the financing of working capital, equipment, fixed assets and other commercial purposes. Conservative loan-to-value ratios, cash flow coverage and debt service ratios are employed to mitigate standard risk factors in these credits.

     Mortgage loans held for resale totaled $90.6 million at December 31, 1997, $73.0 million at December 31, 1996, and $55.5 million at December 31, 1995. The increase in mortgage loans held for resale are the result of the activities of GMMC, which originates permanent mortgage loans that are sold in the secondary market.

     During 1994, product development efforts were focused on an innovative home equity product that was priced below the prime rate. Since December 31, 1993, home equity loans have grown from $10.2 million to $50.5 million. In addition, GMBS has focused its efforts on small business lending, government contract lending, lending to the medical community and indirect auto lending. The continued efforts to expand consumer lending and business banking relationships in 1998 will help to continue to diversify the loan portfolio. TABLE 4 summarizes the composition of the loan portfolio at the periods indicated, and TABLE 4A presents the maturities of commercial and real estate construction loans as of December 31, 1997.

TABLE 4.  LOAN PORTFOLIO



                                                                       DECEMBER 31,
                          ---------------------------------------------------------------------------------------------------

                                      % OF               % OF                % OF                  % OF                 % OF
                                    LOANS TO           LOANS TO            LOANS TO              LOANS TO             LOANS TO
                                      GROSS              GROSS               GROSS                 GROSS                GROSS
                            1997      LOANS      1996    LOANS       1995    LOANS       1994      LOANS      1993      LOANS
                          --------   ------   --------   ------   --------   ------    --------    ------   --------   ------
                                                                 (DOLLARS IN THOUSANDS)
Commercial..............  $122,290    26.8%   $100,986    27.0%   $ 91,268    30.4%    $103,575     41.8%   $ 92,698    41.7%
Real Estate-Construction    46,348    10.1%     32,203     8.6%     32,614    10.9%      36,913     14.9%     44,480    20.0%
Real Estate-Mortgage....   175,296    38.3%    156,958    41.9%    131,789    43.8%      76,930     31.0%     64,846    29.2%
Home Equity Lines.......    50,539    11.1%     44,141    11.8%     31,962    10.6%      21,978      8.9%     10,190     4.6%
Consumer................    62,603    13.7%     40,083    10.7%     12,874     4.3%       8,583      3.4%      9,962     4.5%
                          --------   ------   --------   ------   --------   ------    --------    ------   --------   ------
  Gross Loans...........   457,076   100.0%    374,371   100.0%    300,507   100.0%     247,979    100.0%    222,176   100.0%
Deferred Loan Fees &
 Unearned Discount......      (768)               (758)               (949)              (1,523)              (1,222)
                          --------            --------            --------             --------             --------
Loans (net of unearned
 income)................   456,308             373,613             299,558              246,456              220,954
                          --------            --------            --------             --------             --------
Allowance for Loan
 Losses.................    (5,669)             (5,659)             (5,529)              (5,805)              (5,641)
                          --------            --------            --------             --------             --------
Loans, net..............   450,639             367,954             294,029              240,651              215,313
                          --------            --------            --------             --------             --------
Mortgage loans held for
 resale.................    90,611              72,983              55,482               18,506               21,831
                          --------            --------            --------             --------             --------
Total Loans (Net).......  $541,250            $440,937            $349,511             $259,157             $237,144
                          ========            ========            ========             ========             ========

TABLE 4A.  MATURITY SCHEDULE OF SELECTED LOANS
(DOLLARS IN THOUSANDS)


                                                           OVER ONE
                                        ONE YEAR            THROUGH         OVER FIVE
                                         OR LESS          FIVE YEARS          YEARS        TOTAL
                                         -------            -------          -------      --------
Commercial....................           $32,904            $70,931          $18,455      $122,290
Real Estate Construction......            41,254              4,034            1,060        46,348
                                         -------            -------          -------      --------
  Total.......................           $74,158            $74,965          $19,515      $168,638
                                         =======            =======          =======      ========
Loans with predetermined rates            $4,459            $49,688          $14,196       $68,343
Loans with variable rates.....            69,699             25,277            5,319       100,295
                                         -------            -------          -------      --------
  Total.......................           $74,158            $74,965          $19,515      $168,638
                                         =======            =======          =======      ========

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

     Deposits totaled $819.3 million at December 31, 1997, compared to $693.6 million at December 31, 1996, representing an increase of $125.7 million, or 18.1%. Demand deposits totaled $176.8 million and represented 21.6% of total deposits at December 31, 1997, compared to $132.4 million (19.1% of total deposits) at December 31, 1996. Savings deposits grew by $20.3 million to $182.8 million at December 31, 1997.

     Certificates of deposit $100 thousand and over at December 31, 1997 totaled $93.5 million. Certificates of deposit $100 thousand and over totaled $81.9 million and $64.6 million at December 31, 1996 and 1995, respectively. Total brokered deposits at year-end 1997 totaled $198 thousand, compared to $2.2 million on December 31, 1996, and $2.1 million on December 31, 1995. GMBS does not rely on brokered deposits as a source of funding, but will solicit brokered deposits from time-to-time when the interest rates on these deposits are particularly attractive.

     TABLE 5 shows the components of average deposits and interest rates and TABLE 6 shows the maturity schedule of certificates of deposit $100 thousand and over.

TABLE 5.  DEPOSIT ANALYSIS


                                                      1997                          1996                           1995
                                            -------------------------      -------------------------     -------------------------
                                            AVERAGE                        AVERAGE                       AVERAGE
                                            BALANCE     AVERAGE RATE       BALANCE      AVERAGE RATE     BALANCE      AVERAGE RATE
                                            --------    -------------      ---------    ------------     --------     ------------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-BEARING DEPOSITS
Interest Checking Deposits...........       $ 50,647         2.10%         $ 45,953         2.06%         $ 43,974         2.47%
Money Market Deposits................         87,068         3.04%          102,817         3.02%          115,730         3.16%
Savings Deposits.....................         93,086         4.35%           57,235         4.31%           23,748         3.98%
Certificates of Deposit..............        292,567         5.48%          221,034         5.50%          168,145         5.66%
Certificates of Deposit >$100,000....         82,337         5.46%           70,561         5.42%           46,853         5.67%
                                            --------         -----         --------         -----         --------         -----
 Total Interest-Bearing Deposits.....        605,705         4.67%          497,600         4.52%          398,450         4.49%
 Total Demand Deposits...............        124,731         0.00%          105,376         0.00%           94,449         0.00%
                                            --------         -----         --------         -----         --------         -----
 Total Deposits......................       $730,436         3.87%         $602,976         3.73%         $492,899         3.63%
                                            ========         =====         ========         =====         ========         =====

TABLE 6.  MATURITY OF CDS $100,000 AND OVER


                                                                     DECEMBER 31,
                                             ---------------------------------------------------------------
                                                    1997                 1996                   1995
                                             BALANCE   PERCENT     BALANCE   PERCENT       BALANCE   PERCENT
                                             -------   -------     --------  -------       -------   -------
                                                                (DOLLARS IN THOUSANDS)
Three months or less                         $18,318    19.6%       $11,314    13.8%       $21,838    33.8%
Over three months to six months               57,386    61.4%        12,328    15.1%         8,971    13.9%
Over six months to twelve months              11,602    12.4%        44,377    54.2%        23,025    35.7%
Over twelve months                             6,214     6.6%        13,858    16.9%        10,729    16.6%
                                             -------   ------       -------   ------       -------   ------
Total                                        $93,520   100.0%       $81,877   100.0%       $64,563   100.0%
                                             =======   ======       =======   ======       =======   ======

SHORT-TERM BORROWINGS ANALYSIS

     The major component of short-term borrowings is funds acquired from securities sold under repurchase agreements. These repurchase agreements generally mature daily or on demand. Average repurchase agreements for 1997 totaled $72.1 million, or 81.0% of total short-term borrowings.

     Other short-term borrowings consisted of Federal funds borrowed from correspondent banks, advances from the Federal Home Loan Bank of Atlanta and U.S. Treasury tax and loan deposit notes which are payable on demand. TABLE 7 summarizes short-term debt and weighted average interest rates for 1997, 1996 and 1995.

TABLE 7.  SHORT-TERM BORROWINGS


                                                              DECEMBER 31,
                                                   ----------------------------------
                                                     1997         1996         1995
                                                   --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Balance at December 31,..........................  $120,809     $102,898      $56,747
Weighted average interest rate at December 31....      5.26%        4.68%        4.14%
Average daily amount outstanding.................  $ 88,996     $ 74,876      $44,076
Weighted average interest rate during the year...      4.81%        4.66%        4.46%
Maximum outstanding at any month end.............  $127,003     $102,898      $56,747
MEMORANDUM ITEM:
 FHLB Short-Term Advances Outstanding.............  $21,000     $  1,000      $ 1,000

CAPITAL RESOURCES

     Shareholders' equity at December 31, 1997 was $76.0 million, compared to $64.3 million on December 31, 1996 and $57.9 million on December 31, 1995.

     Factors contributing to the increase in equity for 1997 were earnings of $8.1 million; new shares issued through various employee stock option and dividend reinvestment plans, resulting in additional equity of $5.0 million and an increase in the unrealized holding gains and losses in the securities available-for-sale portfolio of $1.5 million. The increase in equity was partially offset by the regular quarterly cash dividend totaling $2.9 million ($0.56 per share).

     Contributing to the increase in equity for 1996 were net income of $6.9 million and additional capital from option and dividend plans of $3.3 million. Shareholders' equity was reduced by the cash dividend of $2.2 million ($0.46 per share) and a $1.6 million decrease in the unrealized holding gains and losses in the securities available-for-sale portfolio.

     The growth in shareholders' equity during 1995 was primarily attributable to $6.3 million in earnings and an increase in the unrealized holding gains and losses on securities available-for-sale of $4.7 million. Additional factors contributing to the equity increase in 1995 were additional equity of $1.6 million from the various stock option and dividend plans. The largest reduction in shareholders' equity during 1995 resulted from the regular quarterly dividend, which totaled $1.5 million for the year, or $0.38 per share.

     Various regulatory agencies, including the FRB, have adopted risk-based capital requirements for assessing bank holding companies and capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The capital requirements classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital generally includes common shareholders' equity less deductions for goodwill and other intangibles, and Tier 2 capital is primarily a portion of the general valuation allowance for loan losses and certain qualifying debt instruments. The final minimum requirement for the ratio of total capital to risk-adjusted assets is 8%.

     In addition, the FRB has established minimum leverage ratio requirements for bank holding companies that provided for a minimum ratio of Tier 1 capital to total average quarterly assets, less goodwill and other intangible assets. The minimum leverage ratio for bank holding companies receiving the highest rating under the regulatory rating system and meeting certain other specified criteria is 3%. All other banking organizations are required to maintain a leverage ratio of at least 4% to 5%.

     At December 31, 1997, GMBS' Tier 1 and total risk-based capital ratios were 12.0% and 12.9%, respectively, compared to 12.3% and 13.4% at December 31, 1996, and 13.7% and 14.9% at December 31, 1995. GMBS' leverage ratio was 7.9 % at December 31, 1997, 7.6% at December 31, 1996 and 8.8% at December 31, 1995. As shown in TABLE 8 and note 16 to the consolidated financial statements, GMBS' capital structure places it well above the FRB's guidelines. GMBS maintains a strong capital base to take advantage of business opportunities, while ensuring that it has the resources to protect against the risks inherent in its business.

TABLE 8.  SHAREHOLDERS' EQUITY


                                                                           DECEMBER 31,
                                                                   --------- --------------------
                                                                     1997      1996      1995
                                                                   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL:
Common Stock.....................................................  $  5,840   $  5,581   $  5,278
Surplus..........................................................    43,163     38,472     35,523
Retained Earnings................................................    26,308     21,094     16,416
Treasury Stock & unearned ESOP...................................         0          0        (42)
Unrealized holding gains(losses) on securities available for sale       725       (803)       752
                                                                   --------   --------   --------
 Total Shareholders' Equity......................................    76,036     64,344     57,927
Less: unrealized (gains)losses on securities available for sale..      (725)       803       (752)
Less: disallowed intangibles.....................................      (153)      (204)      (256)
                                                                   --------   --------   --------
 Total Tier 1 Capital............................................    75,158     64,943     56,919

TIER 2 CAPITAL:
Qualifying allowance for loan losses.............................     5,669      5,659      5,195
                                                                   --------   --------   --------
 Total Tier 2 Capital............................................     5,669      5,659      5,195
                                                                   --------   --------   --------
TOTAL RISK-BASED CAPITAL.........................................  $ 80,827   $ 70,602   $ 62,114
                                                                   ========   ========   ========

Risk Weighted Assets.............................................  $625,455   $527,449   $415,559

RATIOS:
Tier 1 Capital to risk weighted  assets..........................      12.0%      12.3%      13.7%
Total risk-based capital ratio...................................      12.9%      13.4%      14.9%
Leverage Ratio-Tier 1 Capital to quarterly average assets less
 intangibles.....................................................       7.9%       7.6%       8.8%

ASSET QUALITY

     CREDIT POLICIES. GMBS employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with GMBS' policies. GMBS' loan approval policies provide for various levels of officer lending authority. In general, the largest unsecured individual lending authority currently granted by the Company is $100 thousand and the largest secured lending authority given to any one individual is currently $500 thousand. A combination of approvals from four officers, two of whom must be the President and Senior Credit Officer, may lend up to an aggregate of $1.0 million on an unsecured basis, and $2.5 million on a secured basis to any one borrower. Loans which, in the aggregate, exceed $1.0 million on an unsecured basis, or $2.5 million on a secured basis, must be approved both by the Officers' Loan Committee and the Board Loan Committee comprised of GMB's President, Senior Credit Officer and three members of the Board of Directors who serve on a rotating basis.

     A major element of credit risk management is the diversification of risk. GMBS' objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, policy constraints, economic conditions, collateral and products. GMBS has no highly leveraged transaction loans or loans to foreign countries. GMB generally does not make loans outside its market area unless the borrower has an established relationship with GMB and conducts its principal business operations within GMB's market area. Consequently, GMB and its borrowers are directly affected by the economic conditions prevailing in its market area. In particular, GMB has been very active in lending to builders of single family homes in Northern Virginia. Although considered to be a real estate transaction, the credit risk associated with these loans has been managed through the use of conservative underwriting criteria. In general, GMB lends on single family homes which have been pre-sold to qualified homebuyers and GMB limits its exposure on lot loans and speculative units. Other than loans to single family homebuilders, GMB does not presently have a significant exposure to any one individual client or industry.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses represents management's view as to the amount necessary to absorb potential losses in the loan portfolio. The amount of the provision charged to expense each year is dependent upon an assessment of the loan portfolio quality, current economic trends and conditions, financial condition of specific borrowers, past loan experience and the net charge-offs during that year.

     Judgments of lending officers and senior management, opinions of an independent loan review consulting firm, bank regulatory agencies and advice from GMBS' independent public accountants are considered in reviewing and assessing the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 1997 was adequate to cover credit losses inherent in the loan portfolio.

     Net charge-offs declined to $10 thousand in 1997, compared to $51 thousand for the same period last year. Net charge-offs for 1995 totaled $294 thousand. The ratio of net charge-offs to average total loans was 0.00% in 1997 compared to 0.02% in 1996 and 0.11% in 1995. A detailed analysis of charge-offs, recoveries and provision for loan losses is provided in TABLE 9. The ratio of allowance for loan losses to total loans at year-end 1997 was 1.24%, compared to 1.51% at year-end 1996 and 1.85% at year-end 1995. For a more detailed discussion of nonperforming assets and past due loans, see "-Nonperforming Assets and Past Due Loans."

TABLE 9.  ALLOWANCE FOR LOAN LOSSES


                                                   1997       1996       1995       1994       1993
                                                 --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period.................  $  5,659   $  5,529   $  5,805   $  5,641   $  6,119
Provision charged to expense...................        20        181         18        167        620
Charge-offs:
 Commercial and other..........................       129         86         92        274        361
 Consumer......................................       115         47         36         22        123
 Real Estate-Mortgage..........................        15         41        300        236      1,147
 Real Estate-Construction......................         0          0         63          1          0
                                                 --------   --------   --------   --------   --------
  Total Charge-offs............................       259        174        491        533      1,631
Recoveries:
 Commercial and other..........................        55         34         35        165        316
 Consumer......................................        32         11         30         14        111
 Real Estate-Mortgage..........................       162         78        112        325        106
 Real Estate-Construction......................         0          0         20         26          0
                                                 --------   --------   --------   --------   --------
  Total Recoveries.............................       249        123        197        530        533
Net Charge-Offs................................        10         51        294          3      1,098
                                                 --------   --------   --------   --------   --------
Balance at end of period.......................  $  5,669   $  5,659   $  5,529   $  5,805   $  5,641
                                                 ========   ========   ========   ========   ========
Average Total Loans (1)........................  $411,924   $330,837   $263,194   $235,497   $206,145
Total Loans at December 31,(1).................  $456,308   $373,613   $299,558   $246,456   $220,954
Ratio of net charge-offs to average total loans      0.00%      0.02%      0.11%      0.00%      0.53%
Ratio of allowance for loan losses to total
 loans at year end.............................      1.24%      1.51%      1.85%      2.36%      2.55%


----------
(1) Total loans are reported net of unearned income and do not include Mortgage Loans Held for Resale

TABLE 9A.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                        DECEMBER 31,
                                          1997      1996       1995       1994        1993
                                        ------     ------    -------     ------     ------
                                                   (DOLLARS IN THOUSANDS)
Commercial..........................    $1,928      $ 934       $706       $967       $950
Consumer............................       543        256        224        195        256
Real Estate-Mortgage................     2,289      2,650      3,041      3,100      2,853
Real Estate-Construction............       506        511        729        685        662
Unallocated.........................       403      1,308        829        858        920
                                      --------   --------   --------   --------   --------
Total...............................    $5,669     $5,659     $5,529     $5,805     $5,641
                                      ========   ========   ========   ========   ========
PERCENTAGE ALLOCATION TO TOTAL LOANS
Commercial..........................      26.8%      27.0%      30.4%      41.8%      41.7%
Consumer............................      13.7%      10.7%       4.3%       3.4%       4.5%
Real Estate-Mortgage................      49.4%      53.7%      54.4%      39.9%      33.8%
Real Estate-Construction............      10.1%       8.6%      10.9%      14.9%      20.0%
                                      --------   --------   --------   --------   --------
Total...............................     100.0%     100.0%     100.0%     100.0%     100.0%
                                      --------   --------   --------   --------   --------
Total Loans (Gross).................  $457,076   $374,371   $300,507   $247,979   $222,176
                                      ========   ========   ========   ========   ========

     NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate, totaled $1.0 million at December 31, 1997, compared to $2.0 million at December 31, 1996, and $3.9 million at December 31, 1995.

     Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased by $441 thousand during 1997 to $1.0 million, compared to $1.5 million at December 31, 1996. Nonaccrual loans at December 31, 1995 totaled $3.0 million. GMBS had loans totaling $95 thousand at the end of 1996 and $744 thousand at the end of 1995, as to which the loan terms were modified to provide for a reduced rate of interest due to the financial condition of the borrower. There were no loans at December 31, 1997 where loan terms were modified due to the financial condition of the borrower.

     The Company had no other real estate at year-end 1997. Other real estate totaled $398 thousand at December 31, 1996, compared to $109 thousand at December 31, 1995. The properties and collateral securing these loans are constantly reevaluated and loan balances written down as deemed necessary.

     TABLE 10 details nonperforming assets and past due loans and the related asset quality ratios for the past five years.

TABLE 10.  CREDIT QUALITY


                                                   1997       1996       1995       1994       1993
                                                 --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Nonaccrual Loans..............................   $  1,046   $  1,487   $  3,024   $  1,709   $  3,695
Restructured Loans............................      --            95        744      1,595        204
                                                 --------   --------   --------   --------   --------
  TOTAL NONPERFORMING LOANS...................      1,046      1,582      3,768      3,304      3,899
Other Real Estate.............................      --           398        109        237        534
                                                 --------   --------   --------   --------   --------
  TOTAL NONPERFORMING ASSETS..................      1,046      1,980      3,877      3,541      4,433
Loans past due 90 days or more and
 accruing interest............................        839      --         --            10        780
                                                 --------   --------   --------   --------   --------
  TOTAL NONPERFORMING ASSETS AND LOANS
  PAST DUE 90 DAYS OR MORE....................   $  1,885     $1,980     $3,877   $  3,551   $  5,213
                                                 ========   ========   ========   ========   ========
Total Loans at December 31, (1)...............   $456,308   $373,613   $299,558   $246,456   $220,954
Allowance for Loan Losses.....................      5,669      5,659      5,529      5,805      5,641
Total Assets..................................  1,026,569    872,470    679,596    550,799    461,184
ASSET QUALITY RATIOS:
Allowance for Loan Losses to Period end Loans.       1.24%      1.51%      1.85%      2.36%      2.55%
Allowance for Loan Losses to Nonperforming
 Loans (Multiple).............................       5.42x      3.58x      1.47x      1.76x      1.45x
Total Nonperforming Loans to Total Loans......       0.23%      0.42%      1.26%      1.34%      1.76%
Total Nonperforming Assets to Total Assets....       0.10%      0.23%      0.57%      0.64%      0.96%
Nonperforming Assets to Total Loans plus Other
 Real Estate..................................       0.23%      0.53%      1.29%      1.44%      2.00%
Nonperforming Assets and Loans Past Due 90
Days  or More to Total Loans and Other Real
Estate........................................       0.41%      0.53%      1.29%      1.44%      2.35%

------------------
(1) Total Loans are reported net of unearned income and do not include Mortgage Loans Held for Resale

     POTENTIAL PROBLEM ASSETS. GMBS adheres to a policy of continual review and monitoring of extensions of credit for possible adverse conditions that may affect contractual repayments and institutes appropriate actions to minimize any potential loss. GMBS maintains an internal list of loans for management that includes performing loans that have been identified as requiring a closer level of monitoring. Approximately 2.2% of the total loan portfolio appeared on this internal list as of December 31, 1997. Loans appearing on the internal list at December 31, 1997 included $5.8 million in special mention, $4.3 million in loans classified as substandard, and $45 thousand in loans classified as doubtful or loss. In management's judgment, there are no other loans which represent material credits which cause management to have serious doubts as to the ability of borrowers to comply with their respective loan repayment terms.

     At December 31, 1997, loans that were 30 to 89 days past due totaled $1.3 million.

ASSET/LIABILITY MANAGEMENT

     LIQUIDITY, MARKET RISK AND INTEREST RATE SENSITIVITY ANALYSIS. The primary function of asset/liability management is to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

     The objective of liquidity management is to maintain sufficient cash flows to meet the demand for funds from both depositors and borrowers. GMBS manages its liquidity position by maintaining adequate levels of liquid assets, which include cash and due from banks, Federal funds sold and the securities available-for-sale portfolio. GMBS also maintains additional sources of liquidity through a variety of short- term borrowing arrangements. GMBS maintains Federal funds lines with the Federal Home Loan Bank of Atlanta and a number of larger regional and money-center banking institutions. The Federal Home Loan Bank of Atlanta has extended a secured line of credit in the amount of $95 million. Note 8 to the consolidated financial statements provides further details on GMBS' borrowing arrangements.

     At December 31, 1997, cash equivalents and securities available-for-sale totaled $412.3 million, compared to $345.8 million at December 31, 1996. In addition, GMBS' strong capital position, a large core deposit base, the quality of assets and continued earnings power will help support GMBS' long-term liquidity needs.

     An important element of asset/liability management is the monitoring of GMBS' sensitivity to interest rate movements. Interest rate sensitivity, the Company's most significant market risk, is the exposure to adverse changes in net interest income resulting from fluctuations in interest rates and the mismatch of repricing opportunities between assets and liabilities. The Company utilizes a variety of interest sensitivity reports ("gap") to analyze the Company's ability to reprice its assets and liabilities over specific time intervals.

     The data in TABLE 11 reflects contractual repricing or maturities of various assets and liabilities at December 31, 1997. Securities are presented based on their estimated cash flows, and mortgage loans held for resale, are included in the one to 90-day category. This gap represents the difference between interest sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, GMBS' static gap position is not necessarily indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation," TABLE 11 also presents interest sensitivity on an income statement basis using Beta adjustments. Beta adjustments give recognition to the fact that assets and liabilities do not reprice to the same degree and are designed to predict changes in consumer deposit rates and other interest rates, based on changes in the prime rate. GMBS' cumulative gap at the one-year repricing period showed that GMBS was liability sensitive by $195.2 million, or 19.0% of total assets at December 31, 1997. On a Beta adjusted basis, GMBS' cumulative gap showed an asset sensitive position of $1.5 million, or .15%, indicating that the interest rate risk position of the Company was relatively neutral.

TABLE 11.  INTEREST RATE GAP ANALYSIS


                                                                  DECEMBER 31, 1997
                                                 -------------------------------------------------------
                                                   1-90        91-180     181-365      1-5       OVER 5
                                                   DAYS         DAYS        DAYS      YEARS      YEARS
                                                 --------    --------    --------    --------   --------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS:
Federal Funds Sold...........................     $55,052           -     $     -    $      -    $     -
Securities...................................      29,437      33,630      47,117     221,896     40,222
Mortgage Loans Held for Resale...............      90,611           -           -           -          -
Loans........................................     204,534      15,212       7,452     183,880     45,998
                                                 --------    --------    --------    --------   --------
  Total......................................     379,634      48,842      54,569     405,776     86,220
                                                 --------    --------    --------    --------   --------
  Cumulative Totals..........................     379,634     428,476     483,045     888,821    975,041
INTEREST-SENSITIVE LIABILITIES:
Interest Checking Accounts...................      61,441           -           -           -          -
Savings Accounts.............................     102,857           -           -           -          -
Money Market Deposit Accounts................      79,905           -           -           -          -
Certificates of Deposit......................     213,909      36,492      62,812      85,083          -
Federal Funds Purchased......................      20,000           -           -           -          -
Repurchase Agreements........................      74,809           -           -           -          -
FHLB - Advances..............................      20,000         500         500       2,000          -
U.S. Demand Notes............................       5,000           -           -           -          -
                                                 --------    --------    --------    --------   --------
  Totals.....................................     577,921      36,992      63,312      87,083          -
                                                 --------    --------    --------    --------   --------
  Cumulative Totals..........................     577,921     614,913     678,225     765,308    765,308
                                                 --------    --------    --------    --------   --------
  Gap........................................   ($198,287)    $11,850     ($8,743)   $318,693   $ 86,220
                                                 ========    ========    ========    ========   ========
  Cumulative Gap.............................   ($198,287)  ($186,437)  ($195,180)   $123,513   $209,733
                                                 ========    ========    ========    ========   ========
Adjustments:
 Beta Adjustments
  Interest Checking (beta factor .15)........      52,225           -           -           -          -
  Savings Accounts (beta factor .10).........      92,571           -           -           -          -
  Money Market Accounts (beta factor .35)....      51,938           -           -           -          -
                                                 --------    --------    --------    --------   --------
Cumulative Beta Adjusted Gap.................     ($1,553)    $10,297    $  1,554    $320,247   $406,467
                                                 ========    ========    ========    ========   ========
As Reported Information:
Interest-Sensitive Assets/Interest-
 Sensitive Liabilities (Cumulative):.........       65.69%      69.68%      71.22%     116.14%    127.41%
Cumulative Gap/Total Assets..................      (19.32%)    (18.16%)    (19.01%)     12.03%     20.43%
Beta Adjusted Information:
Interest-Sensitive Assets/Interest-
 Sensitive Liabilities (Cumulative):.........       99.59%     102.46%     100.32%     156.32%    171.49%
Cumulative Gap/Total Assets..................       (0.15%)      1.00%       0.15%      31.20%     39.59%

     In addition to gap analysis, the Company uses income simulation models to forecast future interest rate exposure under different interest rate scenarios. In order to measure the effect of interest rates on GMBS' net interest income, management takes into consideration the expected cash flows from all assets and liabilities under various interest rate scenarios. Assumptions used in the model include management's projection of the impact of changing rates on payment schedules for loans and securities, the expected magnitude of the repricing of specific asset and liability categories, historical deposit rates, historical yield curve relationships, customer preferences, historical and expected spread relationships and changes in market conditions. These assumptions are inherently uncertain and as a result, the analysis cannot precisely measure the impact of changing interest rates on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies, and other factors. GMBS evaluates interest sensitivity risk and then formulates guidelines to manage this risk based upon their outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which is primarily fixed rate, to hedge against movements in the loan portfolio, which contains fixed and variable rate assets. Management's goal is to maximize and stabilize the net interest margin by limiting exposure to interest rate changes. Based on the simulation analysis at December 31, 1997, the Company would experience a 5% decrease in net income with an immediate and parallel drop in interest rates of 100 basis points.

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of a company's hardware, date-driven automated equipment or computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Based on a recent assessment, GMBS determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. GMBS currently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on GMBS' operations.

     GMBS has initiated formal communications with all of its significant suppliers to determine the extent to which GMBS' interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. In addition, formal communications to significant customers are being prepared and will be mailed in the second quarter of 1998. GMBS' total Year 2000 project costs and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems and applications of other companies on which GMBS systems rely will be converted in a timely manner or that a failure to convert by another company, or a conversion that is incompatible with GMBS' systems and applications, would not have a material adverse effect on GMBS.

     GMBS will utilize both internal and external resources to reprogram, or replace, and test the Year 2000 modifications. GMBS anticipates completing the Year 2000 project within one year but not later than December 31, 1998, which is prior to any anticipated impact on GMBS' operating systems. The total cost of the Year 2000 project is estimated at $600,000 and is being funded through cash flows, which will be expensed as incurred. The Year 2000 costs are not expected to have a material adverse effect on GMBS' results of operations or cash flows. To date, GMBS has incurred and expensed less than $5,000 related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a Year 2000 plan of operation.

     The costs of the Year 2000 project and the date on which GMBS believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party vendor modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained programming personnel, the ability to locate and correct all relevant computer coding, and similar uncertainties.

IMPACT OF INFLATION AND CHANGING PRICES

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

NEW ACCOUNTING STANDARDS

     SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS No. 123 provides companies with an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation plans. This standard was adopted in 1996. GMBS does not intend to adopt this alternative. Therefore, there was no effect on the 1997, 1996 and 1995 financial statements. Note 14 to the consolidated financial statements details required pro forma disclosures for awards granted in 1997, 1996 and 1995.

     SFAS NO. 125, "ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES." SFAS 125 was issued in June 1996. SFAS 125 clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS 125 is effective for specified transactions occurring after December 31, 1996. In October 1996, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" (SFAS
127), was issued. SFAS 127 defers until after December 31, 1997, the effective date of paragraphs 9-12 of SFAS 125 for repurchase agreement, securities lending, dollar roll and similar transactions and the effective date of paragraph 15 for all transactions. Earlier or retroactive application is not permitted. Adoption of SFAS 125 did not, and is not expected to, have a material impact on the Corporation.

     SFAS NO. 128, "EARNINGS PER SHARE." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. The Corporation adopted SFAS 128 on December 31, 1997 and all prior-period EPS data presented have been restated.

     SFAS NO. 130, "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. Adoption of SFAS No. 130 is not expected to have a material impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                         George Mason Bankshares, Inc.

                       Consolidated Financial Statements


                         Period ended December 31, 1997




                                    CONTENTS


Report of Independent Auditors..........................    35

Audited Financial Statements

Consolidated Balance Sheets.............................    36
Consolidated Statements of Income.......................    37
Consolidated Statements of Shareholders' Equity.........    38
Consolidated Statements of Cash Flows...................    39
Notes to Consolidated Financial Statements.............. 40-70

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
George Mason Bankshares, Inc.

     We have audited the accompanying consolidated balance sheets of George Mason Bankshares, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Palmer National Bancorp, Inc., which statements reflect net interest income constituting 16% of the related consolidated net interest income for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for The Palmer National Bancorp, Inc., is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of George Mason Bankshares, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                 Ernst & Young LLP

Washington, D.C.
January 22, 1998

                         GEORGE MASON BANKSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31
                                                                    1997                 1996
                                                                 ----------             --------
                                                              (In thousands, except per share data)
ASSETS
Cash and due from banks                                             $35,640              $41,158
Federal funds sold                                                   55,052               23,800
                                                                 ----------             --------
Total cash and cash equivalents                                      90,692               64,958

Securities available-for-sale                                       321,652              280,859
Securities held-to-maturity                                          52,017               64,574
Mortgage loans held for resale                                       90,611               72,983

Loans, net of deferred loan fees and unearned discount              456,308              373,613
Less: Allowance for loan losses                                      (5,669)              (5,659)
                                                                 ----------             --------
Loans, net                                                          450,639              367,954

Bank premises and equipment, net                                      9,351               10,019
Accrued income receivable                                             4,939                4,480
Prepaid expenses and other assets                                     4,422                4,186
Deferred income taxes                                                 2,246                2,059
Other real estate                                                         0                  398
                                                                 ----------             --------
TOTAL ASSETS                                                     $1,026,569             $872,470
                                                                 ==========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
 Demand                                                            $176,803             $132,415
 Interest checking                                                   61,441               49,002
 Savings                                                            182,762              162,414
 Time                                                               398,296              349,763
                                                                 ----------             --------
Total deposits                                                      819,302              693,594
Securities sold under agreements to repurchase
 and other borrowed funds                                           122,809              105,898
Accrued expenses and other liabilities                                7,694                7,979
Dividends payable                                                       728                  655
                                                                 ----------             --------
TOTAL LIABILITIES                                                   950,533              808,126

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01; authorized 1,000
 Shares; no shares issued or outstanding                                  0                    0
Common stock, par value $1.11; authorized 9,000
 shares; issued and outstanding 5,261 shares in 1997
 and 5,028 shares in 1996                                             5,840                5,581
Surplus                                                              43,163               38,472
Retained earnings                                                    26,308               21,094
Unrealized holding gain (loss) on securities
 available-for-sale, net of tax                                         725                (803)
                                                                 ----------             --------
TOTAL SHAREHOLDERS' EQUITY                                           76,036               64,344
                                                                 ----------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,026,569             $872,470
                                                                 ==========             ========

See notes to consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                       YEAR ENDED DECEMBER 31
                                                                    1997           1996           1995
                                                                -------        -------        -------
                                                                (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans                                      $40,143        $33,594        $27,676
Interest on federal funds sold and repurchase agreements            840            863          1,006
Interest on securities:
  Taxable                                                        22,380         18,120         14,384
  Tax-exempt                                                      1,143          1,150          1,053
                                                                -------        -------        -------
TOTAL INTEREST INCOME                                            64,506         53,727         44,119
INTEREST EXPENSE
Interest on deposits                                             28,282         22,496         17,870
Interest on securities sold under agreements to
  Repurchase and other borrowed funds                             4,279          3,768          2,079
                                                                -------        -------        -------
TOTAL INTEREST EXPENSE                                           32,561         26,264         19,949
                                                                -------        -------        -------
  NET INTEREST INCOME                                            31,945         27,463         24,170
PROVISION FOR LOAN LOSSES                                            20            181             18
                                                                -------        -------        -------
  NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               31,925         27,282         24,152
OTHER INCOME
  Service charges                                                 3,911          2,927          2,124
  Gain on sales of trading securities                                 0             66            180
  Gain on sales of securities available-for-sale                     42            560            653
  Gain on sales of mortgage loans held for resale                11,404          9,836          6,366
  Other                                                           1,287          1,463          1,036
                                                                -------        -------        -------
TOTAL OTHER INCOME                                               16,644         14,852         10,359
OTHER EXPENSES
 Salaries and employee benefits                                  21,012         18,550         14,353
 Occupancy                                                        3,476          3,064          2,436
 Equipment                                                        2,429          2,180          1,817
 Other operating expenses                                         9,891          8,385          7,518
                                                                -------        -------        -------
TOTAL OTHER EXPENSES                                             36,808         32,179         26,124
                                                                -------        -------        -------
INCOME BEFORE INCOME TAXES                                       11,761          9,955          8,387
INCOME TAXES                                                      3,681          3,072          2,095
                                                                -------        -------        -------
NET INCOME                                                      $ 8,080        $ 6,883        $ 6,292
                                                                =======        =======        =======
BASIC EARNINGS PER SHARE                                          $1.58          $1.38          $1.30
                                                                =======        =======        =======
DILUTED EARNINGS PER SHARE                                        $1.54          $1.35          $1.28
                                                                =======        =======        =======
CASH DIVIDENDS DECLARED PER SHARE                                 $0.56          $0.46          $0.38
                                                                =======        =======        =======

See notes to consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                  COMMON                                  TREASURY        UNREALIZED
                                   STOCK                                  STOCK AND
                                  SHARES     COMMON           RETAINED    UNEARNED      GAIN (LOSS) ON
                                OUTSTANDING  STOCK   SURPLUS  EARNINGS      ESOP          SECURITIES    TOTAL
                                -----------  ------  -------- ---------   --------       -------------  -------
                                                            (In thousands)
Balance, December 31, 1994          4,594   $5,099   $34,072    $11,616      $(102)         $(3,909)   $46,776
 Net income                                                       6,292                                  6,292
 Common stock issuance                161      179     1,451                                             1,630
 Purchase of treasury stock                                                    (21)                        (21)
 ESOP shares earned                                                             81                          81
 Cash dividends                                                  (1,492)                                (1,492)
 Change in unrealized
  holding gain (loss) on
  available-for-sale
  securities                                                                                  4,661      4,661
                                   ------   ------   -------    -------      -----           ------    -------
Balance, December 31, 1995          4,755    5,278    35,523     16,416        (42)             752     57,927
 Net income                                                        6,883                                 6,883
 Common stock issuance                276      306     2,988                                             3,294
 Retirement of treasury stok           (3)      (3)      (39)                   42
 Cash dividends                                                  (2,205)                                (2,205)
 Change in unrealized
  holding gain (loss) on
  available-for-sale
  securities                                                                                 (1,555)    (1,555)
                                   ------   ------   -------    -------      -----           ------    -------
Balance, December 31, 1996          5,028    5,581    38,472     21,094          0             (803)    64,344
 Net income                                                       8,080                                  8,080
 Common stock issuance                233      259     4,691                                             4,950
 Cash dividends                                                  (2,866)                                (2,866)
 Change in unrealized
  holding gain (loss) on
  available-for-sale
  securities                                                                                  1,528      1,528
                                   ------   ------   -------    -------      -----           ------    -------
BALANCE, DECEMBER 31, 1997          5,261   $5,840   $43,163    $26,308      $   0           $  725    $76,036
                                   ======   ======   =======    =======      =====           ======    =======

See notes to consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED DECEMBER 31
                                                                  1997        1996          1995
                                                                -------      -------      -------
                                                                      (In thousands)
OPERATING ACTIVITIES
Net income                                                       $8,080       $6,883       $6,292
Adjustments to reconcile net income to net cash
 used in operating activities:
  Net amortization (accretion) on securities                        688          (62)         (81)
  Depreciation and amortization                                   2,159        1,610        1,132
  Provision for loan losses                                          20          181           18
  Gain on sales of securities available-for-sale                    (42)        (560)        (653)
  Provision for deferred income taxes                              (939)        (130)        (420)
  Change in assets and liabilities:
   Decrease (increase) in trading securities                                   5,693         (394)
   Increase in mortgage loans held for resale                   (17,628)     (17,501)     (36,976)
   Increase in accrued income receivable, prepaid
    expenses and other assets                                      (297)      (1,758)        (896)
   Increase in other liabilities                                  1,323        1,919        3,226
                                                                -------      -------      -------
    Net cash used in operating activities                        (6,636)      (3,725)     (28,752)

INVESTING ACTIVITIES
 Proceeds from sales and maturities of
 available-for-sale securities                                  103,039      153,061      106,293
 Proceeds from maturities of held-to-maturity securities         12,462        6,949       18,549
 Purchase of available-for-sale securities                     (141,386)    (247,738)    (145,446)
 Purchase of held-to-maturity securities                           (917)      (2,831)     (10,376)
 Net increase in loans                                          (82,695)     (74,236)     (53,474)
 Purchase of property and equipment                              (1,301)      (1,788)      (3,460)
                                                                -------      -------      -------
    Net cash used in investing activities                      (110,798)    (166,583)     (87,914)

FINANCING ACTIVITIES
 Net increase in deposits                                       125,708      139,130       93,662
 Net increase in borrowed funds                                  16,911       45,151       20,618
 Repayment of ESOP debt                                                                       (81)
 Net proceeds from sales of common stock                          3,342        3,294        1,630
 Purchase of treasury stock                                                                   (21)
 ESOP shares earned                                                                            81
 Dividends paid                                                  (2,793)      (1,948)      (1,413)
                                                                -------      -------      -------
 Net cash provided by financing activities                      143,168      185,627      114,476
                                                                -------      -------      -------
Net increase (decrease) in cash and cash equivalents             25,734       15,319       (2,190)
Cash and cash equivalents at beginning of year                   64,958       49,639       51,829
                                                                -------      -------      -------
Cash and cash equivalents at end of year                        $90,692      $64,958      $49,639
                                                                =======      =======      =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Interest paid                                                  $32,467      $25,625      $19,134
                                                                =======      =======      =======
 Income taxes paid                                              $ 3,576      $ 3,229      $ 2,210
                                                                =======      =======      =======

See notes to consolidated financial statements.

                         GEORGE MASON BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1.   SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     George Mason Bankshares, Inc. (the Corporation) is a bank holding company headquartered in Fairfax, Virginia. The Corporation owns all of the outstanding stock of its subsidiaries, George Mason Bank and Mason Holding Corporation (referred to collectively hereafter as "the Bank"). The Bank operates banking sites throughout Northern Virginia, Washington, D.C., and Maryland.

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of the Corporation, the Bank, and the Bank's subsidiaries, George Mason Mortgage Corporation and Mason Advertising, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

PRESENTATION OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit held for investment with an original maturity date of three months or less, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans not held for resale, demand, interest checking, savings and time deposits are reported net. Cash flows from loans held for resale are shown net, as an operating cash flow.

SECURITIES

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale or trading. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

                         GEORGE MASON BANKSHARES, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES (CONTINUED)

     Trading securities are held for resale in anticipation of short-term market movements. Trading securities, consisting of debt securities, are stated at fair value. Gains and losses, both realized and unrealized, are included in earnings.

     The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security using methods which approximate level yields. Such amortization or accretion is included in interest on securities.
Interest and dividends are included in interest on securities. Realized gains and losses are included in gain on sales of securities available-for-sale. The cost of securities sold is based on the specific identification method.

MORTGAGE LOANS HELD FOR RESALE

     Mortgage loans held for resale to investors are carried at the lower of cost or market as determined by investors' commitment prices. Loan origination and commitment fees and certain direct loan origination costs are deferred until the time of sale.

LOANS

     Unearned interest on discounted loans is amortized to income over the life of the loans. For all other loans, interest is accrued daily on the outstanding balances. Interest is not accrued on loans if the collection of such interest is doubtful.

     Loan fees are amortized over the life of the loans, using methods which approximate level yields. The Corporation is generally amortizing these amounts over the contractual life.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management's judgment as to the amount necessary to adequately provide for the risk of future losses in the loan portfolio. While it is the Corporation's policy to write off in the current period those loans or portions of loans on which a loss is considered probable, there continues to exist the risk of future losses which cannot be quantified precisely or attributed to specific loans. In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio, general economic conditions and trends, financial conditions of specific borrowers, past loan loss experience, and net charge-offs during the year. This review takes into consideration the judgments not only of the responsible lending officers and senior management, but in addition, bank regulatory agencies that review the loan portfolio as a part of the regular bank examination process.

                         GEORGE MASON BANKSHARES, INC.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed principally by the straight-line method over the estimated useful lives. The estimated useful lives of buildings and improvements on leased property are between eight and 50 years, and the estimated useful lives of furniture and equipment are between three and 30 years.

     Improvements to leased property are amortized over the lesser of the life of the lease or life of the improvements. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

OTHER REAL ESTATE

     Other real estate acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

INCOME TAXES

     The Corporation uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. The Corporation adopted SFAS 128 on December 31, 1997 and all prior-period EPS data presented have been restated.

     In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), was issued. SFAS 125 clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS 125 is effective for specified transactions occurring after December 31, 1996. In October 1996, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of

                         GEORGE MASON BANKSHARES, INC.

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Certain Provisions of FASB No. 125" (SFAS 127), was issued. SFAS 127 defers until after December 31, 1997, the effective date of paragraphs 9-12 of SFAS 125 for repurchase agreement, securities lending, dollar roll and similar transactions and the effective date of paragraph 15 for all transactions. Earlier or retroactive application is not permitted. Adoption of SFAS 125 did not, and is not expected to, have a material impact on the Corporation.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued. SFAS 123 requires entities that have followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations to either adopt a fair value method of accounting for stock-based compensation (as described by SFAS 123) or continue to follow APB 25 and provide additional pro forma disclosures in the footnotes to the financial statements.

     The Corporation has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed in Note 14, the alternative fair value accounting provided for under SFAS 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications were made to the prior year financial statements to conform to current-year presentation.

2.   RESTRICTIONS ON CASH BALANCES

     The Corporation is required by the Board of Governors of the Federal Reserve System and by state banking laws to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank or in other commercial banks. Such restricted balances totaled $11,563,000 as of December 31, 1997.

                         GEORGE MASON BANKSHARES, INC.

3.   SECURITIES

     The amortized cost, market value, gross unrealized gains and losses, and fair value of the securities portfolio were as follows:

SECURITIES AVAILABLE-FOR-SALE

                                             GROSS       GROSS
                               AMORTIZED   UNREALIZED  UNREALIZED   FAIR
                                 COST        GAINS       LOSSES     VALUE
                              ---------    ----------  ----------   ------
                                              (In thousands)

December 31, 1997:
 U.S. Treasury                  $ 10,010      $   19    $    (7)  $ 10,022
 U.S. government agencies
  and corporations                26,275          76        (26)    26,325
 States and political
  subdivisions                     4,093         106                 4,199
 Mortgage-backed securities      276,497       1,572       (373)   277,696
 Other securities                  3,410                             3,410
                                --------      ------    -------   --------
TOTAL                           $320,285      $1,773    $  (406)  $321,652
                                ========      ======    ========  ========
December 31, 1996:
 U.S. Treasury                  $ 10,010      $   12    $   (11)  $ 10,011
 U.S. government agencies
  and corporations                24,247          54        (49)    24,252
 States and political
  subdivisions                     1,316          14         (6)     1,324
 Mortgage-backed securities      243,274         646     (1,420)   242,500
 Other securities                  2,772                             2,772
                                --------      ------    -------   --------
Total                           $281,619      $  726    $(1,486)  $280,859
                                ========      ======    ========  ========
December 31, 1995:
 U.S. Treasury                  $ 34,022      $  275    $   (16)  $ 34,281
 U.S. government agencies
  and corporations                15,172         133         (7)    15,298
 States and political
  subdivisions                     8,161         358         (7)     8,512
 Mortgage-backed securities      125,526       1,173       (106)   126,593
 Other securities                  2,811          90         (4)     2,897
                                --------      ------    -------   --------
Total                           $185,692      $2,029    $  (140)  $187,581
                                ========      ======    ========  ========

                         GEORGE MASON BANKSHARES, INC.

3.   SECURITIES (CONTINUED)



SECURITIES HELD-TO-MATURITY

                                                GROSS       GROSS
                                   AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                     COST       GAINS       LOSSES     VALUE
                                   ---------  ----------  ----------   -----
                                                 (In thousands)

December 31, 1997:
 U.S. government agencies
  and corporations                   $   483     $   19              $   502
 States and political subdivisions    18,530        808     $ (13)    19,325
 Mortgage-backed securities           33,004        375       (62)    33,317
                                     -------     ------     -----    -------
TOTAL                                $52,017     $1,202     $ (75)   $53,144
                                     =======     ======     ======   =======
December 31, 1996:
 U.S. government agencies
  and corporations                   $ 4,671     $   56              $ 4,727
 States and political subdivisions    18,818        448     $ (68)    19,198
 Mortgage-backed securities           41,085        523      (176)    41,432
                                     -------     ------     ------   -------
Total                                $64,574     $1,027     $(244)   $65,357
                                     =======     ======     ======   =======
December 31, 1995:
 U.S. government agencies
  and corporations                   $ 8,471     $  152              $ 8,623
 States and political subdivisions    15,027        533     $ (27)    15,533
 Mortgage-backed securities           45,162        903      (123)    45,942
                                     -------     ------     ------   -------
Total                                $68,660     $1,588     $(150)   $70,098
                                     =======     ======     ======   =======

                         GEORGE MASON BANKSHARES, INC.

3.   SECURITIES (CONTINUED)

     The amortized cost and estimated fair value of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:


SECURITIES AVAILABLE-FOR-SALE           AMORTIZED    ESTIMATED
                                          COST       FAIR VALUE
                                        ---------    ----------
                                             (In thousands)
Due in one year or less                  $  4,742    $  4,742
Due after one year through five years      12,799      12,826
Due after five years through ten years     17,828      17,883
Due after ten years                         5,009       5,095
Mortgage-backed securities                276,497     277,696
Equity securities                           3,410       3,410
                                         --------    --------
TOTAL                                    $320,285    $321,652
                                         ========    ========

SECURITIES HELD-TO-MATURITY             AMORTIZED    ESTIMATED
                                          COST       FAIR VALUE
                                        ---------    ----------
                                             (In thousands)
Due in one year or less
Due after one year through five years    $  3,758    $  3,906
Due after five years through ten years     10,023      10,474
Due after ten years                         5,232       5,447
Mortgage-backed securities                 33,004      33,317
                                         --------    --------
TOTAL                                    $ 52,017    $ 53,144
                                         ========    ========

     Gross gains of $71,000 and gross losses of $29,000 were realized in 1997. Gross gains of $728,000 and gross losses of $168,000 were realized in 1996. Gross gains of $773,000 and gross losses of $120,000 were realized in 1995.

     On December 31, 1995 (pursuant to the transition provisions of the Financial Accounting Standards Board staff's Special Report on SFAS 115), the Corporation transferred securities with amortized cost of $15,695,000 from the held-to-maturity category to the available-for-sale category. The unrealized gains associated with securities transferred were $357,000.

                         GEORGE MASON BANKSHARES, INC.

4.   LOANS

The composition of loans was as follows:

                                                             DECEMBER 31
                                                           1997       1996
                                                         ---------  ---------
                                                            (In thousands)
Commercial                                               $122,290   $100,986
Real estate - construction                                 46,348     32,203
Real estate - other                                       225,835    201,099
Consumer                                                   62,603     40,083
                                                         --------   --------
Total loans                                               457,076    374,371
Less: Deferred loan fees and unearned discounts              (768)      (758)
                                                         --------   --------
Loans, net of deferred loan fees and unearned discounts   456,308    373,613
Less: Allowance for loan losses                            (5,669)    (5,659)
                                                         --------   --------
LOANS, NET                                               $450,639   $367,954
                                                         ========   ========


     Loans on which interest is not being accrued or for which the terms have been modified to provide for a reduced rate of interest because of financial conditions of borrowers were as follows:


                                                      DECEMBER 31
                                                     1997     1996
                                                    -------  -------
                                                     (In thousands)
Nonaccruing loans                                    $1,046   $1,487
Restructured loans                                                95
                                                    -------  -------
TOTAL                                                $1,046   $1,582
                                                    =======  =======
Allocation of general reserve to nonaccruing loans   $  158   $  223
                                                    =======  =======

     The average nonaccruing loan balances and interest income earned with respect to nonaccruing and restructured loans were as follows:

                                                      YEAR ENDED DECEMBER 31
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                          (In thousands)
Average nonaccruing loans                           $1,204    $2,067    $2,342
Income anticipated under original loan agreements      189       194       563
Income recorded                                         80       160       297

                         GEORGE MASON BANKSHARES, INC.

5.   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:


                                    YEAR ENDED DECEMBER 31
                                   1997      1996      1995
                                 --------  --------  --------
                                         (In thousands)
Balance, beginning of year        $5,659    $5,529    $5,805
Provision for loan losses             20       181        18
Amounts charged off                 (259)     (174)     (491)
Recovery of amounts charged off      249       123       197
                                  ------    ------    ------
BALANCE, END OF YEAR              $5,669    $5,659    $5,529
                                  ======    ======    ======

6.   BANK PREMISES AND EQUIPMENT

     The major classes of bank premises and equipment and accumulated depreciation and amortization were as follows:


                                                   DECEMBER 31
                                                  1997      1996
                                                --------  --------
                                                  (In thousands)
Land                                            $ 1,051   $ 1,240
Building and improvements on leased property      7,059     5,848
Furniture and equipment                           8,862     9,097
                                                -------   -------
Total                                            16,972    16,185
Less accumulated depreciation and amortization   (7,621)   (6,166)
                                                -------   -------
BANK PREMISES AND EQUIPMENT, NET                $ 9,351   $10,019
                                                =======   =======

                         GEORGE MASON BANKSHARES, INC.

7.   DEPOSITS

     The Corporation held time deposits in denominations of $100,000 or more totaling $93,520,000 and $81,877,000 at December 31, 1997 and 1996,
respectively.

     As of December 31, 1997, the scheduled maturities of certificates of deposit for the respective years ending December 31 were as follows (in thousands):


           1998  $313,213
           1999    40,782
           2000    19,389
           2001    15,072
           2002     9,840
                 --------
          TOTAL  $398,296
                 ========

8.   INDEBTEDNESS

The Corporation's indebtedness was as follows:


                                                         DECEMBER 31
                                                  1997       1996      1995
                                                ---------  ---------  -------
                                                       (In thousands)
Securities sold under agreements to repurchase   $ 74,809   $ 97,469  $53,391
Advances from the FHLB of Atlanta                  23,000      4,000    5,000
Other borrowings                                   25,000      4,429    2,356
                                                 --------   --------  -------
TOTAL                                            $122,809   $105,898  $60,747
                                                 ========   ========  =======

     Securities sold under agreements to repurchase are entered into principally as accommodations to customers. As of December 31, 1997 and 1996, the securities sold under agreements to repurchase had weighted average interest rates of 4.62% and 4.65%, respectively, and matured overnight.

                         GEORGE MASON BANKSHARES, INC.

8.   INDEBTEDNESS (CONTINUED)

Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                       YEAR ENDED DECEMBER 31
                                                         1997         1996
                                                      -----------  -----------
                                                       (Dollars in thousands)
Average daily balance during the year ended             $ 72,123     $ 59,710
Average interest rate during the year ended                 4.62%        4.38%
Maximum month-end balance during the year ended         $ 91,256     $ 97,469
Securities underlying the agreements at December 31:
Carrying value                                          $108,330     $103,298
Estimated fair value                                     108,887      103,375

     The Corporation has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB of Atlanta) totaling $95 million with $23 million drawn against it as of December 31, 1997. The line of credit expires during the year ending December 31, 2004. Of the $23 million drawn at December 31, 1997, $20 million was a short term advance that bore interest at 5.89% and was repaid in January 1998, and $3 million bears interest at 6.11% with principal payments of $500,000 due every six months with the final payment due during the year ending December 31, 2000. Securities and loans with carrying values of $20,534,000 and $58,257,000, respectively, at December 31, 1997 were pledged as collateral for the line of credit with the FHLB of Atlanta.

     The Corporation maintains federal funds lines with a number of larger regional and money-center banking institutions. As of December 31, 1997, the Corporation had lines of credit available totaling $72,882,000.

                         GEORGE MASON BANKSHARES, INC.

9.   INCOME TAXES

The Corporation's deferred tax assets and liabilities were as follows:


                                  DECEMBER 31
                                 1997     1996
                                -------  -------
                                 (In thousands)
Securities available-for-sale             $  415
Allowance for loan losses        $1,710    1,572
Deferred compensation               359      303
Other                               976      364
                                -------  -------
Total deferred tax assets         3,045    2,654
Securities available-for-sale       374
Depreciation                        292      451
Other                               133      144
                                -------  -------
Total deferred tax liabilities      799      595
                                -------  -------
NET DEFERRED TAX ASSET           $2,246   $2,059
                                =======  =======

Income taxes were composed of the following:


                                  YEAR ENDED DECEMBER 31
                                 1997      1996      1995
                               --------  --------  --------
                                      (In thousands)
Current                         $4,620    $3,202    $2,515
Deferred                          (939)     (130)       (8)
Change in valuation allowance                         (412)
                               -------   -------   -------
PROVISION FOR INCOME TAXES      $3,681    $3,072    $2,095
                               =======   =======   =======

Current income taxes are primarily related to federal income taxes.

                         GEORGE MASON BANKSHARES, INC.

9.   INCOME TAXES (CONTINUED)

     A reconciliation between the amount of reported income taxes and the amount computed by multiplying the applicable statutory federal income tax rate was as follows:


                                            YEAR ENDED DECEMBER 31
                                           1997      1996      1995
                                         --------  --------  --------
                                                (In thousands)
Federal income taxes at statutory rates   $3,999    $3,385    $2,852
Adjustments to federal income tax
Resulting from:
Tax-exempt income                           (488)     (391)     (358)
Change in valuation allowance                                   (412)
Other                                        170        78        13
                                         -------   -------   -------
PROVISION FOR INCOME TAXES                $3,681    $3,072    $2,095
                                         =======   =======   =======

     The income taxes applicable to securities transactions for 1997, 1996, and 1995 were $15,000, $190,000, and $283,000, respectively. The Corporation's effective tax rates were 31.3%, 30.9%, and 25.0%, for the years ended December 31, 1997, 1996, and 1995, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     The Corporation's original headquarters building was constructed on land leased for an initial term of twenty-five years ending July 31, 2003. The Corporation has the option to renew the lease and extend the term for three successive terms of ten years each. The building and any improvements on the land become the property of the lessor at the termination of the lease and any renewals thereof, without any compensation being paid to the Corporation. During the term of the lease and any renewals thereof, the Corporation must pay all real estate taxes as additional rent. The rent for the initial twenty-five year term and any renewal terms is adjusted on each fifth anniversary of the lease by the percentage increase or decrease in the Consumer Price Index for urban Washington, D.C. over the preceding five years.

     The Corporation has also leased office space for branches and for the offices of George Mason Mortgage Corporation. These leases have various expiration dates, and require minimum annual rentals. Many of the leases have one or more renewal options.

                         GEORGE MASON BANKSHARES, INC.

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     As of December 31, 1997, the total minimum future rental commitments under these leases for the respective years ending December 31 and thereafter were as follows (in thousands):


              1998  $2,297
              1999   1,497
              2000   1,409
              2001   1,314
              2002   1,041
        Thereafter   1,839
                    ------
             TOTAL  $9,397
                    ======

     The total rental expense for the years ended December 31, 1997, 1996, and 1995 was $2,297,000, $2,044,000, and $1,551,000, respectively.

     The Corporation, in the normal course of its business, is the subject of legal proceedings instituted by customers and others. In the opinion of the Corporation's management, there were no legal matters pending as of December 31, 1997, which would have a material effect on the financial statements.

11.  TRANSACTIONS WITH DIRECTORS AND OFFICERS

     The Corporation has banking transactions in the ordinary course of business with directors, principal officers, and their affiliated companies (commonly referred to as related parties) on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. All loans with directors and officers are performing in accordance with their original terms.

     Aggregate loan transactions with related parties were as follows:


                             YEAR ENDED DECEMBER 31
                               1997         1996
                            -----------  -----------
                                 (In thousands)
Balance, beginning of year     $15,890      $16,015
New loans                        4,350        5,954
Repayments                      (1,465)      (6,079)
                            ----------   ----------
BALANCE, END OF YEAR           $18,775      $15,890
                            ==========   ==========

                         GEORGE MASON BANKSHARES, INC.

11.  TRANSACTIONS WITH DIRECTORS AND OFFICERS (CONTINUED)

     These related parties had deposits with the Bank totaling $4,625,000 and $8,708,000 at December 31, 1997 and 1996, respectively.

12.  CAPITAL ACCOUNTS

     For each year presented, basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the respective years. The weighted average number of shares outstanding during the years ended December 31, 1997, 1996, and 1995 were 5,105,000, 4,980,000, and 4,833,000, respectively.

     For each year presented, diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the respective years plus the number of common stock equivalents related to stock options outstanding during the respective years. The number of common stock equivalents related to outstanding stock options during the years ended December 31, 1997, 1996, and 1995 were 142,000, 108,000, and 71,000, respectively.

     During the year ended December 31, 1997, a non-cash increase to the surplus account of $1,608,000 was recorded to account for a tax benefit received in connection with the exercise of non-qualified stock options.

     On December 14, 1995, the Corporation ratified a three-for-two stock split effective January 31, 1996 and payable February 9, 1996. This three-for-two stock split effected an increase in authorized shares to 9,000,000. The effect of this three-for-two stock split has been reflected in all years presented.

     Virginia state banking laws restrict the availability of surplus for the payment of dividends. At December 31, 1997, $48,947,000 was so restricted for George Mason Bank.

13.  PROFIT-SHARING PLANS

     For the year ended December 31, 1995 and the period ended July 31, 1996, the Corporation had a profit-sharing plan for those employees who met the eligibility requirements set forth in the plan. The amount of the contribution to the plan was at the discretion of the Corporation's Board of Directors. The Corporation contributed $221,000 to the plan for the year ended December 31, 1995.

     For the year ended December 31, 1995 and the period ended July 31, 1996, the Corporation had a 401(k) plan which covered all employees who had completed at least one full year of continuous service and were at least twenty-one years old. The participants contributed up to 13% of their annual compensation. The Corporation matched the employees' contributions to a maximum of 4.5% of annual compensation. For the year ended December 31, 1995, the Corporation contributed $191,000.

                         GEORGE MASON BANKSHARES, INC.

     As of August 1, 1996, the Corporation combined the profit sharing and 401(k) plans. The combined plan covers all employees who have completed at least 1,000 hours of service. The participants may contribute up to 13% of their annual compensation. The Corporation contributes 2% of all eligible employees' annual compensation and matches the employees' contributions to a maximum of 3% of compensation. The Corporation may contribute additional amounts to the plan at the discretion of the Board of Directors. For the years ended December 31, 1997 and 1996, the Corporation contributed $875,000 and $595,000 to the combined plan.

     As of September 1, 1996, the Corporation adopted an executive deferred compensation plan. The plan covers the chief executive officer and certain other executives of the Corporation. Each participant may defer any or all of his salary and bonus remaining after such participant has deferred at least 3% of his salary under the combined profit sharing and 401(k) plan. The Corporation provides a matching contribution to the plan equal to 50% of the participants' contribution up to 10% of the participants' annual salary. For the years ended December 31, 1997 and 1996, the Corporation contributed $32,000 and $7,000, respectively.

14.  STOCK OPTION AND PURCHASE PLANS

     The Corporation's various stock option plans provide for the issuance of options to purchase shares of common stock at an exercise price no less than the market value on the date of grant. The options generally vest six months after the grant date and expire ten years after the grant date. The Corporation has authorized and reserved 36,400 shares of its common stock for future grants under these plans.

     The Corporation's employee stock purchase plan provides for the issuance of options to purchase shares of common stock at 90% of the market value on the date of grant. The options vest immediately and expire one year after the grant date. There were no remaining options outstanding at December 31, 1997 with exercise prices at 90% of the grant-date market values, and there are no remaining authorized and reserved shares of its common stock available for future grants under this plan.

     The Corporation granted certain directors, in lieu of director fees, rights to shares of the Corporation's common stock. The director stock options are issued with no exercise price and are fully vested six months after the grant date. Compensation expense recognized in connection with options granted in lieu of directors fees was $63,000, $85,000, and $76,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Corporation has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                         GEORGE MASON BANKSHARES, INC.

                                                      YEAR ENDED DECEMBER 31
                                                     1997      1996      1995
                                                   --------  --------  --------
Risk-free interest rate                              5.64%     6.62%     6.62%
Dividend yield                                       2.50%     2.50%     2.50%
Volatility factor of the expected market price of
the Corporation's common stock                        .27       .23       .23
Expected life of options (in years)                  2.00      2.48      2.42

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options' vesting periods. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years. The Corporation's pro forma net income (in thousands) and pro forma basic and diluted earnings per share based on options issued during 1997, 1996, and 1995 were as follows:


                                                     YEAR ENDED DECEMBER 31
                                                    1997      1996      1995
                                                  --------  --------  --------
Pro forma net income                               $7,763    $6,596    $6,080
Pro forma basic earnings per share                 $ 1.52    $ 1.32    $ 1.26
Pro forma diluted earnings per share                 1.48      1.30      1.24

                         GEORGE MASON BANKSHARES, INC.

     A summary of activity for the Corporation's stock options with exercise prices equal to the grant-date market values for the three years ended December 31 was as follows:


                            1997               1996               1995
                   -------------------- ------------------- ------------------
                     SHARES  WEIGHTED-   SHARES   WEIGHTED-  SHARES  WEIGHTED-
                     UNDER   AVERAGE     UNDER     AVERAGE    UNDER   AVERAGE
                     OPTION  EXERCISE    OPTION   EXERCISE   OPTION  EXERCISE
                   (IN 000S)  PRICE     (IN 000S)   PRICE   (IN 000S)  PRICE
                   -------------------- ------------------- ------------------
Outstanding at
  beginning of year   395   $13.06        551      $11.49     590     $10.86
Granted               129    21.50         77       18.47      74      13.76
Exercised            (196)   13.23       (230)      11.08    (112)      9.71
Forfeited              (2)   21.50         (3)      13.14      (1)     12.96
                     ----                ----                ----
OUTSTANDING AT
  END OF YEAR         326    16.25        395       13.06     551      11.49
                     ====                ====                ====
EXERCISABLE AT
  END OF YEAR         326    16.25        388       12.94     515      11.26
                     ====                ====                ====

                                              1997        1996         1995
                                          -----------  -----------  -----------
Range of exercise prices
  at end of year                          $9.73-21.75  $9.73-21.13  $9.73-14.92

Weighted-average remaining contractual
  life at end of year                      7.32 YEARS   7.29 years   7.74 years

Weighted-average fair values of
  options granted in the year                 $3.62        $3.64       $2.92

                         GEORGE MASON BANKSHARES, INC.

14.  STOCK OPTION AND PURCHASE PLANS (CONTINUED)

     Of the 326,000 outstanding stock options at December 31, 1997, 141,000 had exercise prices that were between $9.73 and $12.83. The weighted-average exercise price and weighted-average remaining contractual life of these options were $11.49 and 5.60 years, respectively. The remaining 185,000 stock options outstanding as of December 31, 1997 had exercise prices that were between $14.92 and $21.75. The weighted-average exercise price and weighted-average remaining contractual life of these options were $19.89 and 8.63 years, respectively.

     A summary of activity for the Corporation's stock options with exercise prices at 90% of the grant-date market values for the three years ended December 31 was as follows:

                            1997               1996               1995
                   -------------------  ------------------- ------------------
                     SHARES  WEIGHTED-   SHARES   WEIGHTED-  SHARES  WEIGHTED-
                     UNDER   AVERAGE     UNDER     AVERAGE    UNDER   AVERAGE
                     OPTION  EXERCISE    OPTION   EXERCISE   OPTION  EXERCISE
                   (IN 000S)  PRICE     (IN 000S)   PRICE   (IN 000S)  PRICE
                   -------------------  ------------------- ------------------
Outstanding at
  beginning of year     24   $17.66        22       $12.74      24     $11.67
Granted                  0                 27        17.75      30      12.51
Exercised              (20)   16.57       (21)       13.23     (25)     11.64
Forfeited               (4)   18.14        (4)       14.69      (7)     11.99
                      ----                ----                ----
OUTSTANDING AT
  END OF YEAR            0                 24        17.66      22      12.74
                      ====                ====                ====
EXERCISABLE AT
  END OF YEAR            0                 24        17.66      22      12.74
                      ====                ====                ====

                                        1996                  1995
                                     ------------      -----------------
Range of exercise prices
  at end of year                     $16.65-18.68         $11.85-13.80
Weighted-average remaining
  contractual life at end of year      .54 years            .52 years
Weighted-average fair values of
  options granted in the year            $3.26                $2.30

                         GEORGE MASON BANKSHARES, INC.

     A summary of activity for the Corporation's director stock options for the three years ended December 31 was as follows (in thousands):


                                  1997  1996  1995
                                  ----  ----  ----
Outstanding at beginning of year    11    8      3
Granted                              3    4      5
Exercised                                (1)
                                  ----  ---   ----
OUTSTANDING AT END OF YEAR          14   11      8
                                  ====  ===   ====
EXERCISABLE AT END OF YEAR          14   10      5
                                  ====  ===   ====

15.  DEFERRED COMPENSATION PLANS

     The Corporation has a deferred compensation plan for two former key employees which provides that benefits are to be paid in monthly installments for a period of ten years beginning in January 1995. The accrued benefit obligation related to the plan totaled $595,000 and $655,000 as of December 31, 1997 and 1996, respectively. The accrued benefit obligation was computed using a 7.85% discount rate.

     The Corporation entered into supplemental post-retirement agreements with six key officers under which each officer is entitled to either a post-retirement benefit payable in equal monthly installments over fifteen years beginning at age sixty-five, or a death benefit, payable to the officer's beneficiary in the event of death of the officer in equal monthly installments over fifteen years. If the key officer elects early retirement at age fifty-five with ten years of service, the officer is entitled to a reduced post-retirement benefit amount. The Corporation is accruing the liability related to these post-retirement benefits over the estimated service period of each of the officers. As of December 31, 1997 and 1996, the Corporation had accrued $407,000 and $182,000, respectively, related to these post-retirement benefit agreements. The accrued benefit obligation was calculated using discount rates of 7% to 8%. The Corporation has purchased life insurance policies to fund these post-retirement benefits.

                         GEORGE MASON BANKSHARES, INC.

16.  REGULATORY MATTERS

     The Corporation is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The Corporation is required to maintain minimum risk-based and leverage capital as defined by the federal banking agencies. The measurement of risk-based capital takes into account the credit risk of both the balance sheet assets and off-balance sheet exposures. The regulatory guidelines require minimum risk-based capital ratios of 4.0% for Tier 1 capital and 8.0% for total capital. In addition, a minimum leverage ratio of Tier 1 capital to quarterly average assets of 3.0% is required for strong banking organizations. A bank is considered "well capitalized," the highest regulatory category, if it has the following minimum ratios: Tier 1 capital of 6.0%, total risk-based capital of 10.0%, and Tier 1 leverage ratio of 5.0%. The capital ratios of the Corporation were as follows:


                                                                     WELL
                                                                  CAPITALIZED
                                              DECEMBER 31         REGULATORY
                                           1997         1996       MINIMUMS
                                        -----------  -----------  -----------
                                         (Dollars in thousands)
CAPITAL:
 Tier 1 capital                           $ 75,158     $ 64,943
 Tier 2 capital                              5,669        5,659
                                          --------     --------
TOTAL CAPITAL                             $ 80,827     $ 70,602
                                          ========     ========
ASSETS:
 Risk-weighted assets                     $625,455     $527,449
 Average assets (fourth quarter)           946,969      849,883

RATIOS:
 Tier 1 capital to risk-weighted assets      12.0%        12.3%         6.0%
 Total capital to risk-weighted assets       12.9%        13.4%        10.0%
 Tier 1 leverage to average assets            7.9%         7.6%         5.0%

                         GEORGE MASON BANKSHARES, INC.

     The capital ratios of George Mason Bank, the Corporation's largest banking subsidiary, were as follows:


                                                                     WELL
                                                                  CAPITALIZED
                                              DECEMBER 31         REGULATORY
                                           1997         1996       MINIMUMS
                                        -----------  -----------  -----------
                                         (Dollars in thousands)
CAPITAL:
 Tier 1 capital                           $ 69,224     $ 48,104
 Tier 2 capital                              5,669        4,180
                                          --------     --------
TOTAL CAPITAL                             $ 74,893     $ 52,284
                                          ========     ========
ASSETS:
 Risk-weighted assets                     $574,126     $462,622
 Average assets (fourth quarter)           946,833      757,147

RATIOS:
 Tier 1 capital to risk-weighted assets       12.1%        10.4%         6.0%
 Total capital to risk-weighted assets        13.0%        11.3%        10.0%
 Tier 1 leverage to average assets             7.3%         6.4%         5.0%

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                         GEORGE MASON BANKSHARES, INC.

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

     Financial instruments whose contract amounts represented credit risk were as follows:


                                 DECEMBER 31
                                1997      1996
                              --------  --------
                                (In thousands)
Commitments to extend credit  $192,776  $197,030
Standby letters of credit       14,456    18,994
                              --------  --------
TOTAL                         $207,232  $216,024
                              ========  ========

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation uses the same credit standards on a case-by-case basis in evaluating commitments to extend credit and standby letters of credit as it does when funding loans, including the determination of the type and amount of collateral, if required.

     As of December 31, 1997, substantially all mortgage loans held for resale were identically matched with commitments from outside investors to purchase such loans. These investors are national and regional mortgage bankers and savings and loan institutions whose credit worthiness is evaluated annually. The terms of these commitments are generally sixty to ninety days and are entered into in an effort to limit the Corporation's exposure to interest rate fluctuations.

18. SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

     The loan portfolio is well-diversified among industries. Generally, the loans are secured by assets or stock. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties and residential properties.

                         GEORGE MASON BANKSHARES, INC.

19.  CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

BALANCE SHEETS

                                                             DECEMBER 31
                                                           1997       1996
                                                         ---------  ---------
                                                            (In thousands)
ASSETS
Cash and due from banks                                              $   163
Deposits at bank subsidiaries                              $ 5,023     5,400
                                                           -------   -------
Cash and cash equivalents                                    5,023     5,563
Investment in bank subsidiaries                             70,103    59,067
Accrued income receivable and other assets                       2        17
Income tax receivable                                        1,955       441
                                                           -------   -------
TOTAL ASSETS                                               $77,083   $65,088
                                                           =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Dividends payable                                          $   728   $   655
Accrued expenses                                               319        89
                                                           -------   -------
TOTAL LIABILITIES                                            1,047       744
SHAREHOLDERS' EQUITY
Common stock                                                 5,840     5,581
Surplus                                                     43,163    38,472
Retained earnings                                           26,308    21,094
Unrealized gain (loss) on available-for-sale securities        725      (803)
                                                           -------   -------
TOTAL SHAREHOLDERS' EQUITY                                  76,036    64,344
                                                           -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $77,083   $65,088
                                                           =======   =======

                         GEORGE MASON BANKSHARES, INC.

19.  CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)

STATEMENTS OF INCOME

                                                      YEAR ENDED DECEMBER 31
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                          (In thousands)
Dividend income                                               $  331    $1,191
Interest and other income                         $  233         359       382
Operating expenses                                   886         541       435
                                                  ------      ------    ------
Income (loss) before income tax benefit
  and equity in undistributed earnings of
  bank subsidiaries                                 (653)        149     1,138
Income tax benefit                                   232          94        56
                                                  ------      ------    ------
Income before equity in undistributed earnings
  of bank subsidiaries                              (421)        243     1,194
Equity in undistributed earnings
  of bank subsidiaries                             8,501       6,640     5,098
                                                  ------      ------    ------
NET INCOME                                        $8,080      $6,883    $6,292
                                                  ======      ======    ======

                         GEORGE MASON BANKSHARES, INC.

19.  CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)

STATEMENTS OF CASH FLOWS


                                                    YEAR ENDED DECEMBER 31
                                                   1997      1996       1995
                                                 --------  ---------  --------
                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                       $ 8,080    $ 6,883    $ 6,292
Equity in undistributed earnings
  of bank subsidiaries                            (8,501)    (6,640)    (5,098)
Gain on sale of securities available-for-sale                   (84)      (198)
Change in assets and liabilities:
Decrease (increase) in other assets                  109        190        292
(Decrease) increase in accounts payable              230       (108)       155
                                                 -------     ------    -------
Net cash provided by operating activities            (82)       241      1,443
INVESTING ACTIVITIES
Cash invested in bank subsidiaries                (1,007)
Proceeds from sales and maturities
  of securities                                               1,154      1,248
                                                 -------     ------    -------
Net cash (used in) provided
  by investing activities                         (1,007)     1,154      1,248
FINANCING ACTIVITIES
Net proceeds from issuance of common stock         3,342      1,647      1,628
Dividends paid                                    (2,793)    (1,948)    (1,413)
                                                 -------    -------    -------
Net cash provided by (used in)
  financing activities                               549       (301)       215
                                                 -------    -------    -------
Net increase in cash and cash equivalents           (540)     1,094      2,906
Cash and cash equivalents at beginning of year     5,563      4,469      1,563
                                                 -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $ 5,023    $ 5,563    $ 4,469
                                                 =======    =======    =======
Income tax refund                                $   364    $    34    $   423
                                                 =======    =======    =======

                         GEORGE MASON BANKSHARES, INC.

20.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS: The carrying amount of cash and cash equivalents is a reasonable estimate of fair value.

     SECURITIES: Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     LOANS: For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     ACCRUED INCOME RECEIVABLE: The carrying amount of accrued income receivable is a reasonable estimate of fair value.

     DEPOSITS: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS:
The carrying amount of securities sold under agreements to repurchase and other borrowed funds is a reasonable estimate of fair value.

     ACCRUED EXPENSES AND OTHER LIABILITIES: The carrying amount of accrued expenses and other liabilities is a reasonable estimate of fair value.

     COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Unrecognized financial instrument accrual and deferral fees were not considered material.

                         GEORGE MASON BANKSHARES, INC.

20.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The estimated fair values of the Corporation's financial instruments were as follows:


                                                   DECEMBER 31
                                            1997                    1996
                                  ------------------------  --------------------
                                   CARRYING       FAIR      CARRYING     FAIR
                                    AMOUNT        VALUE      AMOUNT      VALUE
                                  -----------  -----------  ---------  ---------
                                                  (In thousands)
Financial assets:
 Cash and cash equivalents         $   90,692   $   90,692   $ 64,958   $ 64,958
 Securities                           373,669      374,796    345,433    346,216
 Loans                                546,919      547,798    446,596    448,332
 Less allowance for loan losses         5,669        5,669      5,659      5,659
                                   ----------   ----------   --------   --------
 Net loans                            541,250      542,129    440,937    442,673
 Other                                  4,939        4,939      4,480      4,480
                                   ----------   ----------   --------   --------
TOTAL FINANCIAL ASSETS             $1,010,550   $1,012,556   $855,808   $858,327
                                   ==========   ==========   ========   ========
Financial liabilities:
 Deposits                          $  819,302   $  817,219   $693,594   $694,256
 Securities sold under
  agreements to repurchase and
  other borrowed funds                122,809      122,721    105,898    105,866
 Other                                  8,422        8,422      8,634      8,634
                                   ----------   ----------   --------   --------
TOTAL FINANCIAL LIABILITIES        $  950,533   $  948,362   $808,126   $808,756
                                   ==========   ==========   ========   ========

     SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include deposit base intangibles. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the Corporation.

                         GEORGE MASON BANKSHARES, INC.

21.  BUSINESS COMBINATIONS

     On September 11, 1997, the Corporation and United Bankshares, Inc. (United), a bank holding company that had total assets of $2.7 billion at December 31, 1997 and is headquartered in West Virginia, announced the signing of a definitive agreement for a merger of the two companies. Under the agreement, the Corporation will be merged into a separate subsidiary of United. The business combination will be structured as a pooling of interests and will provide a tax-free exchange of 1.7 shares of United Common stock for each common share of the Corporation, as adjusted for a 100% stock split effected in the form of a dividend which was declared by United and is payable on March 27, 1998 to United shareholders of record as of March 13, 1998. The proposed merger is expected to close during the second quarter of 1998, subject to regulatory approval.

     On May 17, 1996, the Corporation merged with The Palmer National Bancorp, Inc. (Palmer). Palmer was a bank holding company with banking facilities in the District of Columbia and a mortgage banking office in Montgomery County, Maryland. The business combination was accounted for using the pooling of interests method. The Corporation issued 924,599 shares of its common stock to the Palmer shareholders.

     The operating results for the period from January 1, 1996 to May 17, 1996, for each of the entities combined were as follows (in thousands, except for per share data):


                                          GMBI    PALMER
                                        --------  -------
Net interest income                     $ 8,231   $1,654
Net income                                2,149       70
Proceeds from the sale of common stock      925    1,651
Unrealized holding loss on
 available-for-sale securities           (3,205)     (96)
Dividends declared                          401        0
Dividends per share                     $  0.10        0

                         GEORGE MASON BANKSHARES, INC.

21.  BUSINESS COMBINATIONS (CONTINUED)

     The net interest income and net income for the year ended December 31, 1995 for each of the entities and combined were as follows (in thousands):


                                         COMBINED
                      GMBI     PALMER   CORPORATION
                      ----     ------   -----------

Net interest income  $19,837   $4,333     $24,170
Net income             5,423      869       6,292

                         GEORGE MASON BANKSHARES, INC.

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE
DATA) (1)


                        1997                                 1996
              -------------------------------  ------------------------------
               DEC 31  SEP 30  JUN 30  MAR 31  DEC 31  SEP 30  JUN 30  MAR 31
              -------  ------  ------  ------  ------  ------  ------  ------
Interest
income        $17,250  $16,651 $15,875 $14,730 $14,905 $14,256 $12,498 $12,068
Interest
expense         8,611    8,563   8,015   7,372   7,754   7,060   5,871   5,579
               ------  ------- ------- ------- ------- ------- ------- -------
Net interest
 income         8,639    8,088   7,860   7,358   7,151   7,196   6,627   6,489
(Recoveries)
 provision for loan
 losses            (3)      11       8       4       0       0       0     181
Gains (losses) on
 sales of trading
 securities and
 securities
 available-for-sale 2       0      (1)      41     232       8      68     318
Other income    4,268   5,054   3,684    3,596   3,459   3,527   3,567   3,673
Other expense   9,841  10,013   8,600    8,354   7,855   8,107   7,973   8,244
Income Taxes      925   1,006     929      821     954     815     667     636
               ------  ------  ------   ------  ------  ------  ------  ------
               $2,146  $2,112  $2,006   $1,816  $2,033  $1,809  $1,622  $1,419
               ======  ======  ======   ======  ======  ======  ======  ======
BASIC EARNINGS
PER SHARE      $ 0.41  $ 0.41  $ 0.40   $ 0.36  $ 0.40  $ 0.36  $ 0.33  $ 0.30
               ======  ======  ======   ======  ======  ======  ======  ======
DILUTED
EARNINGS
PER SHARE      $ 0.40  $ 0.40  $ 0.39   $ 0.35  $ 0.40  $ 0.35  $ 0.32  $ 0.28
               ======  ======  ======   ======  ======  ======  ======  ======
CASH DIVIDENDS
DECLARED
PER SHARE      $ 0.14  $ 0.14  $ 0.14   $ 0.14  $ 0.13  $ 0.12  $ 0.11  $ 0.10
               ======  ======  ======   ======  ======  ======  ======  ======
WEIGHTED AVERAGE
 SHARES OUTSTANDING
 PLUS COMMON STOCK
 EQUIVALENTS    5,351   5,266   5,172    5,147   5,133   5,099   5,082   5,029
               ======  ======  ======   ======  ======  ======  ======  ======

(1) On May 17, 1996, the Corporation merged with The Palmer National Bancorp, Inc. Financial data for the quarter ended March 31, 1996 has been restated to reflect the results of operations on a combined basis from the earliest period presented.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
The Palmer National Bancorp, Inc.,
And Subsidiaries:

     We have audited the consolidated balance sheets of The Palmer National Bancorp, Inc. ("Bancorp," a Delaware corporation), and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 (not presented separately herein). These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                                     /s/ ARTHUR ANDERSEN LLP


Washington, D.C.,
   February 14, 1996, except
   With respect to the matter
   Discussed in Note 20, as to
   Which the date is May 17, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

    The information required by this Item is not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age of each director or executive officer; all other positions and offices, if any, now held with GMBS; principal occupations during the last five years; the year in which such person first became a director or executive officer of GMBS; and the number and percentage of shares of GMBS Common Stock beneficially owned as of March 9, 1998.



   DIRECTORS AND                           DIRECTOR  OR
EXECUTIVE OFFICERS,                     EXECUTIVE OFFICER             NUMBER SHARES                  PRINCIPAL OCCUPATIONS
   THEIR AGES &                              OF GMBS                  COMMON STOCK                  DURING PAST 5 YEARS AND
POSITIONS WITH GMBS                         SINCE (1)                (% OF CLASS) (2)              CERTAIN OTHER DIRECTORSHIPS
-------------------                     -----------------            ----------------           ---------------------------------

Alan L. Box (46),...................          1993                     24,929(3)                 Executive Vice President and
Director of GMBS and Director of GMB                                   (0.47%)                   Chief Operating Officer,
                                                                                                 American Tower Systems, Fairfax

William G. Buck (51),...............          1994                     6,096(4)                  President & CEO, Buck &
Director of GMBS and Director of GMB                                   (0.11%)                   Assoc., Inc., Real estate
                                                                                                 brokerage, development &
                                                                                                 property management,
                                                                                                 Arlington

Randolph W. Church, Jr. (63),.......          1993                     9,891(5)                  Attorney, Managing
Director of GMBS, Director of GMB                                      (0.19%)                   Partner, Hunton &
and Director of GMMC                                                                             Williams, Fairfax Office

Bernard H. Clineburg (49),..........          1992                     76,016(6)                 President and Chief
Director of GMBS, Director of GMB                                       (1.43%)                  Executive Officer of GMBS,
and Chairman of GMMC                                                                             President and Chief
                                                                                                 Executive Officer of GMB

James J. Consagra, Jr. (37),........          1994                    32,170(7)                  Treasurer of GMBS and
Treasurer of GMBS and                                                  (0.60%)                   Executive Vice President
Executive Vice President of GMB                                                                  of GMB

C. Barrie Cook, M.D. (73),..........          1977                    51,421(8)                  Chairman Fairfax Hospital
Chairman of GMBS, Director of GMB                                      (0.97%)                   Department of Pathology;
and Director of GMMC                                                                             Vice Chairman of the Board
                                                                                                 of American Medical
                                                                                                 Laboratories, Inc.,
                                                                                                 Chantilly (Former Chairman)

Elizabeth C. Dahlin (66),...........          1987                     4,391                     Retired Vice President /
Director of GMBS, Director of GMB                                      (0.08%)                   Executive Director, George
and Director of GMMC                                                                             Mason University
                                                                                                 Foundation, Inc., George
                                                                                                 Mason University;
                                                                                                 Director, George Mason
                                                                                                 University Instructional
                                                                                                 Foundation; Director,
                                                                                                 George Mason University
                                                                                                 Telecommunications Board,
                                                                                                 Fairfax

Edward S. DeBolt (59),..............          1986                    31,080(9)                  Marketing Executive;
Director of GMBS and Director of GMB                                   (0.59%)                   President of The DCM
                                                                                                 Group, McLean

Kevin F. DeCoste (43),..............          1993                    40,308(10)                 Secretary of GMBS and
Secretary of GMBS and                                                  (0.75%)                   Executive Vice President
Executive Vice President of GMB                                                                  of GMB

  DIRECTORS AND                            DIRECTOR  OR
EXECUTIVE OFFICERS,                     EXECUTIVE OFFICER             NUMBER SHARES            PRINCIPAL OCCUPATIONS
   THEIR AGES &                             OF GMBS                  COMMON STOCK             DURING PAST 5 YEARS AND
POSITIONS WITH GMBS                        SINCE (1)                 (% OF CLASS) (2)        CERTAIN OTHER DIRECTORSHIPS
-------------------                     -----------------            ----------------      -------------------------------

Lawrence K. Doll (48),..............          1987                     2,449               Residential Land Developer, President
Vice Chairman of the Board of GMBS                                     (0.05%)             of The Lawrence Doll Company,
and Director of GMB                                                                        Fairfax

William H. Gordon (51),.............          1992                     9,687(11)           President of William H.
Director of GMBS and Director of GMB                                   (0.18%)             Gordon Associates, Inc.,
                                                                                           Chantilly

Webb C. Hayes, IV (49),.............          1996                                         Executive Vice President
Director and Executive Vice                                           90,421(12)           of GMBS; Former Chairman,
President of GMBS                                                      (1.70%)             President and Chief
                                                                                           Executive Officer of GMB,
                                                                                           N.A.; Director of CERBCO,
                                                                                           Inc. and Instituform East,
                                                                                           Inc., Landover, MD

William A. Hazel (62),..............          1991                    35,583(13)           Chairman of the Board of
Director of GMBS                                                       (0.67%)             William A. Hazel, Inc.,
                                                                                           Chantilly

Barnard F. Jennings (72),...........          1989                                         Retired Chief Judge of the
Director of GMBS, Director of GMB                                     37,320(14)           19th Judicial Circuit
and Director of GMMC                                                   (0.70%)             Court of Virginia; Former
                                                                                           partner in law firm of
                                                                                           Kelly, Jennings, Louk &
                                                                                           Farley

Edward H. Kaplan (59),..............          1996                   101,988(15)           Self-employed, real estate
Director of GMBS                                                       (1.92%)             investments, Washington,
                                                                                           D.C.

Arthur Kellar (75),.................          1977                    59,236(16)           Retired Chairman of the
Director of GMBS                                                       (1.12%)             Board, EZ Communications,
                                                                                           Inc., Fairfax; Director,
                                                                                           American Radio Systems;
                                                                                           Director, Precision Tune

Paul E. Kyle (53),..................          1993                    12,007(17)           President, King Wholesale,
Director of GMBS and Director of GMB                                   (0.23%)             Inc., Chantilly


John  M. McMahon  (57),.............          1996                   140,603               Chairman of the Board of
Director of GMBS                                                       (2.65%)             Miller & Long  Co., Inc.,
                                                                                           Bethesda, MD

Beneficial ownership of GMBS Common
Stock by all Directors and
Executive Officers as a group (18                                    765,596
persons)                                                              (14.11%)

---------------------------------                  (footnotes following table)

(1) For Directors whose terms of office show service since 1977 or 1979, includes terms of office as a Director of GMB prior to formation of GMBS.

(2) In calculating the number of shares of GMBS Common Stock which are beneficially owned (and thus the percentage of GMBS Common Stock beneficially owned), a person is deemed to own GMBS Common Stock if that person has the right to acquire beneficial ownership of GMBS Common Stock within sixty (60) days through the exercise of any option, warrant or right, or through the conversion of any security.

(3) Includes 12,327 shares held by Judy Box, Mr. Box's wife and 275 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan. Mr. Box is the son-in-law of Mr. Kellar.

(4) Includes 600 shares held as custodian for Mr. Buck's children and 2,215 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan.

(5) Includes 8,225 shares owned jointly with Lucy C. Church, Mr. Church's wife.

(6) Includes 39,877 shares owned jointly with Cheryl L. Clineburg, Mr. Clineburg's wife and 27,425 shares which may be acquired upon exercise of options within 60 days.

(7) Includes 31,000 shares which may be acquired upon exercise of options within 60 days.

(8) Includes 10,005 shares held jointly with Jean C. Cook, Dr. Cook's wife, 16,875 shares held by Mrs. Cook individually, 234 shares held by Fairfax Pathology Assoc. Ltd. Retirement Account for the benefit of Dr. Cook and 2,508 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan.

(9) Includes 1,079 shares held in an individual retirement arrangement by Sharron DeBolt, Mr. DeBolt's wife.

(10) Includes 38,000 shares which may be acquired upon exercise of options within 60 days.

(11) Includes 5,269 shares held jointly with Anne P. Gordon, Mr. Gordon's wife and 2,932 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan.

(12) Includes 2,250 shares held by Sara F. Hayes, Mr. Hayes' wife and 10,000 shares which may be acquired upon exercise of options within 60 days..

(13) Includes 1,017 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan.

(14) Includes 5,427 shares held by Nancy Lee Jennings, Judge Jennings' wife and 1,376 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan.

(15) Includes 241 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan.

(16) Includes 19,855 shares held by Elizabeth Kellar, Mr. Kellar's wife. Mr. Kellar is the father-in-law of Mr. Box.

(17) Includes 2,441 phantom shares pursuant to the GMBS Directors' Stock Investment and Deferred Fees Plan.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table presents information concerning the annual and long-term compensation of those individuals who were, at December 31, 1997, GMBS' Chief Executive Officer and the three most highly compensated executive officers other than the Chief Executive Officer whose salary and bonus for fiscal 1997 exceeded $100,000 (collectively, the "Named Executive Officers"). This table presents compensation for services rendered in all capacities to GMBS and its subsidiaries in 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE


                                                            LONG-TERM
                                                           COMPENSATON
                                ANNUAL COMPENSATION          AWARDS
                                ----------------------    -------------
NAME AND PRINCIPAL                                        STOCK OPTIONS      ALL OTHER
OCCUPATION              YEAR    SALARY(1)     BONUS(2)       (#) (3)        COMPENSATION
----------------------  ----    ---------     --------    -------------     -------------
Bernard H. Clineburg..
President and Chief     1997    $270,625      $240,440       30,000           $21,746(4)
Executive Officer of    1996     243,417       240,440       21,000            18,991
GMBS and GMB            1995     206,525       145,000       18,000            23,361

Kevin F. DeCoste
Secretary of GMBS and   1997    $143,583      $ 90,000       10,000           $14,358(5)
Executive Vice          1996     125,292        90,000        7,500            14,498
President of GMB        1995     112,917        52,000            0            15,106

James J. Consagra, Jr.
Treasurer of GMBS and   1997    $111,468      $ 90,000       10,000           $10,031(6)
Executive Vice          1996      89,031        90,000        7,500             9,537
President of GMB        1995      78,333        45,000            0             9,492

Webb C. Hayes, IV.....
Executive Vice          1997    $202,083      $ 90,000       10,000           $10,517(8)
President of GMBS       1996     192,750(7)   $ 75,000            0            12,740


(1) Does not include compensation paid to Mr. Clineburg for services as a director of GMBS and its subsidiaries, totaling $14,750, $19,250 and $21,300 for 1997, 1996, and 1995 respectively.

(2)  Represents bonuses accrued for the year.

(3) Does not include rights pursuant to employee stock purchase plans which are generally available to all salaried employees.

(4) Reflects employer contribution of $8,000 to GMBS' combined 401 (k) and profit sharing plan and a $13,746 employer contribution to the executive deferred compensation plan.

(5) Reflects employer contribution of $7,179 to GMBS' combined 401 (k) and profit sharing plan and a $7,179 employer contribution to the executive deferred compensation plan.

(6) Reflects employer contribution of $5,573 to GMBS' combined 401 (k) and profit sharing plan and a $4,458 employer contribution to the executive deferred compensation plan.

(7) Mr. Hayes employment with GMBS began at the consummation of the acquisition by GMBS of Palmer National Bancorp, Inc. (May 17, 1996). The information set forth in the table above, represents his compensation for the entire year.

(8) Reflects employer contribution of $8,000 to GMBS' combined 401 (k) and profit sharing plan and $2,517 paid in premiums on split-dollar and key-man life insurance.

     OPTIONS. The following table provides information on grants of stock options in 1997 to the Named Executive Officers. None of GMBS' benefit plans permit the granting of stock appreciation rights.

                           OPTION GRANTS IN 1997 (2)

                              NUMBER OF
                             SECURITIES    % OF TOTAL
                             UNDERLYING     OPTIONS                           GRANT DATE
                               OPTIONS     GRANTED TO    EXERCISE               PRESENT
                               GRANTED      EMPLOYEES   PRICE PER  EXPIRATION    VALUE
                               (#) (1)       IN 1997    SHARE ($)     DATE      ($) (3)
                             ---------     ----------   ---------  ----------  ---------
Bernard H. Clineburg..         30,000        23.31%       $21.50     1/10/07    $108,600
Kevin F. DeCoste......         10,000         7.77%       $21.50     1/10/07    $ 36,200
James J. Consagra, Jr.         10,000         7.77%       $21.50     1/10/07    $ 36,200
Webb C. Hayes, IV.....         10,000         7.77%       $21.50     1/10/07    $ 36,200

----------------------------
(1) These options were granted in January 1997 pursuant to the 1994 Employee Stock Option Plan and become exercisable six months after the grant date.

(2) Does not include rights pursuant to employee stock purchase plans which are generally available to all salaried employees.

(3) Option values are based on the Black-Scholes option pricing model which includes assumptions for variables such as interest rates, stock price volatility and future dividend yield. The assumptions used in the model are as follows: expected volatility of .269, risk-free rate of return of 5.64%, dividend yield of 2.5%, and time to exercise of 2 years. Whether the model assumptions used will prove to be accurate cannot be known at the date of grant. The actual value that an executive officer may realize from his options (assuming that they are exercised) will depend solely on the gain in the stock price over the exercise price when the shares are sold.


     The following table presents, for the Named Executive Officers, information regarding (i) their exercises of stock options in 1997 and (ii) the number and value of all their unexercised stock options at December 31, 1997.

                          AGGREGATED OPTION EXERCISES
                  IN 1997 AND DECEMBER 31, 1997 OPTION VALUES

                                                                                         VALUE OF
                                                                    NUMBER OF          UNEXERCISED
                                                                   UNEXERCISED         IN-THE-MONEY
                                                                   OPTIONS AT           OPTIONS AT
                                                                DEC. 31, 1997 (#)   DECEMBER 31, 1997
                          SHARES ACQUIRED     VALUE REALIZED      EXERCISABLE/      ($)(2)EXERCISABLE/
         NAME           ON EXERCISE (#) (1)  UPON EXERCISE ($)  UNEXERCISABLE (1)     UNEXERCISABLE
----------------------  -------------------  -----------------  -----------------   -------------------
Bernard H. Clineburg..        109,300            $2,605,349        27,425 / 0          $ 542,407 / $0
Kevin F. DeCoste......          7,500               $86,563        46,000 / 0        $ 1,121,855 / $0
James J. Consagra, Jr.              0                     0        31,000 / 0          $ 707,810 / $0
Webb C. Hayes, IV.....              0                     0        10,000 / 0           $177,500 / $0

----------------------------
(1) Does not include rights pursuant to employee stock purchase plans, which are generally available to all salaried employees.

(2) Based upon a market value of $39.25 per share, which was the closing price on December 31, 1997.

     SUPPLEMENTAL RETIREMENT BENEFITS. Under a Supplemental Retirement Agreement entered into on July 21, 1997, the Company is required to pay Mr. Clineburg, monthly installment payments of $20,161, for 15 years following his death or retirement at the age of 65. The agreement also provides for reduced benefits for early retirement after age 55 and 10 years of service. A life insurance policy on Mr. Clineburg's life is held in a trust with cash and face values intended to satisfy the funding of the Company's payment obligation. In the event of termination without cause or constructive termination (as defined in the agreement), and provided that Mr. Clineburg refrains from employment with a significant competitor (as defined in the agreement) for an 18 month period, the present value of the Supplemental Retirement Benefits shall be paid to Mr. Clineburg in the form of 180 equal monthly payments commencing at the later of Mr. Clineburg's termination of employment or on attainment of age 55.

     Under a Supplemental Retirement Agreement assumed by the Company in connection with the merger with Palmer National Bancorp, Inc., the Company is required to pay Mr. Hayes, monthly installment payments of $8,333, for 15 years following his death or retirement at the age of 65. The agreement also provides for reduced benefits for early retirement after age 55 and 10 years of service. A life insurance policy on Mr. Hayes' life is held in a trust with cash and face values intended to satisfy the funding of the Company's payment obligation.

     EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with Mr. Clineburg and Mr. Hayes.

     Mr. Clineburg's agreement commenced on August 1, 1995, and is for an initial term of three years. After the third year, the agreement automatically will be extended from day-to-day, so that on any day the remaining term shall be three years, provided that in no event shall the term extend more than ten years from the commencement date. Under the agreement Mr. Clineburg serves as President and Chief Executive Officer of GMBS and GMB, and was entitled to an initial base salary of $216,500, subject to annual increases. (Mr. Clineburg's current base salary is $285,000). Mr. Clineburg also receives directors' fees including an annual retainer fee of $3,500. During the term of the agreement Mr. Clineburg is eligible to receive bonuses and stock options under GMBS incentive bonus plans, and is entitled to participate in any and all employment benefit plans in effect for senior executives of GMBS. In the event of termination without cause (as defined in the agreement), Mr. Clineburg will continue to receive his base salary in effect on the date of the termination for a period of 18 months. In the event of a terminating event occurring subsequent to a change in control of GMBS (as defined in the agreement), Mr. Clineburg will be entitled to receive an aggregate amount equal to 2.99 times his average compensation (including salary, bonuses, directors' fees and retainers) over the most recent five-year period. In the event of a termination of his employment agreement, Mr. Clineburg will be required to keep certain information confidential and may not compete with the Company for a period of six months.

     Mr. Hayes' agreement commenced on March 18, 1996, for an initial term of one year. Thereafter, the agreement automatically extends from day-to-day, so that on any day the remaining term shall be one year. Under the agreement Mr. Hayes serves as an Executive Vice President of GMBS. During the term of the agreement, Mr. Hayes is entitled to an initial base salary of $195,000 subject to annual increases (Mr. Hayes current base salary is $205,000), and is eligible to receive bonuses, stock options and other benefits under such benefit plans in effect for senior executives. In the event of termination without cause (as defined in the agreement), Mr. Hayes will continue to receive his base salary and benefits for a period of one year and will be required to keep certain information confidential and may not compete with the Company for a period of 12 months.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The members of the Human Resources and Compensation Committee during 1997 were Alan L. Box, Randolph W. Church, Elizabeth C. Dahlin, Edward S. DeBolt, William A. Hazel, John M. McMahon, and William G. Buck. None of these individuals is an executive officer, employee or former employee of GMBS or any of its subsidiaries.

     COMPENSATION OF DIRECTORS. Each director other than Messrs. Clineburg and Hayes receives an annual retainer of $2,500. Mr. Clineburg receives an annual retainer of $3,500. Each director of GMBS other than Mr. Hayes receives a fee of $500 for attending each meeting of the Board of Directors. Members of committees other than Messrs. Clineburg and Hayes receive $250 for attending each meeting of a committee on which they serve.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 9, 1998, there was no person who owned of record or was known by management to own beneficially more than 5% of the outstanding shares of GMBS Common Stock, its only issued and outstanding class of voting securities other than United, as a result of the Stock Option Agreement entered into with GMBS in connection with the Merger Agreement. Under the Stock Option Agreement, GMBS granted to United an option (the "Option") to purchase, under certain circumstances, up to 1,018,000 shares of GMBS Common Stock at a price, subject to certain adjustments, of $34.375 per share. The Stock Option Agreement provides that in no event may the number of shares for which the Option is exercisable exceed 19.9% of the issued and outstanding shares of George Mason Common Stock.

     Additional information called for by this Item as it relates to Security ownership of management is included in tabular form under Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and officers of GMBS and certain corporations and firms with which these individuals are associated are customers of GMB in the ordinary course of business, or are indebted to GMB for loans of $60,000 or more, and it is anticipated that they will continue to be customers of and indebted to GMB in the future. All such loans, however, were made in the ordinary course of business, did not involve more than normal risk of collectibility or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable GMB transactions with unaffiliated persons, although directors were regularly allowed the lowest interest rate available on personal loans.

     In connection with his resignation as Chief Executive Officer and Chairman of GMBS in 1994, the Company entered into an agreement with Marshall H. Groom pursuant to which the Company agreed to pay him $85,000 annually, to provide coverage for him and his spouse under the Company's group health insurance plan and to maintain a term life insurance policy for Mr. Groom in the amount of $408,000. Under the terms of this ten-year agreement, Mr. Groom has agreed to provide consulting services from time to time as required in the discretion of the Chief Executive Officer and Board of Directors.

     Outside of normal customer relationships with GMB, none of the directors or officers of GMBS or the corporations or firms with which such persons are associated, currently maintains or has maintained within the past 12 months any significant business with GMBS.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(a) The following consolidated financial statements of the Company are included herein under Item 8.

          1.   Report of Ernst & Young LLP, Independent Auditors.

          2.   Consolidated Balance Sheets for December 31, 1997 and 1996.

          3. Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.

          4. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

          5. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

          6.   Notes to Consolidated Financial Statements.

(a)(1)(b) The following report is included herein under Item 8.

          1. Report of Arthur Andersen LLP, Independent Auditors on the consolidated financial statements of The Palmer National Bancorp, Inc., and Subsidiaries as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, not included herein.

(a)(2) Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith:

(b) No reports on Form 8-K were required to be filed during the last quarter of 1997.


Exhibit 2A    Definitive Merger Agreement with The Palmer National Bancorp,
              Inc. (incorporated herein by reference to Exhibit 10AF to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1995).

Exhibit 2B    Amendment No. I to Definitive Merger Agreement with The Palmer
              National Bancorp, Inc. (incorporated herein by reference to Exhibit 10AH to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 2C    Amended and Restated Agreement and Plan of Merger, dated as of
              December 10, 1997, by and among United Bankshares, Inc., George
              Mason Bankshares, Inc. and George Mason Holding Company
              (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of United Bankshares, Inc.
              (333-44993).

Exhibit 2D    Plan of Merger of George Mason Bankshares, Inc. and George Mason
              Holding Company (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of United Bankshares,
              Inc. (333-44993).

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

Exhibit 10A Lease for the Vienna branch site (incorporated herein by reference to Exhibit 10A to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10B Lease for the McLean branch site site (incorporated herein by reference to Exhibit 10B to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10C   Restated and Amended Deferred Compensation Agreements of Mr.
              Groom and Mr. Wimer dated as of May 1, 1984 and August 1, 1984, respectively (incorporated herein by reference to Exhibit 10C to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1995).

Exhibit 10D   Land Lease for GMB, Lease and Addendum to Lease for George Mason
              University branch (incorporated herein by reference to Exhibit
              10D to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit 10E   Assignment and Contract of Sale for purchase of Chantilly,
              Virginia proposed branch site and Contract of Sale for parking area site (incorporated herein by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December
              31, 1995).

Exhibit 10F Lease for Woodburn Avenue branch site (incorporated herein by reference to Exhibit 10F to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10G   reserved

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

Exhibit 10P Lease for Arlington branch site (incorporated herein by reference to Exhibit 10P to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

Exhibit 10V Consulting agreement - Marshall H. Groom (incorporated herein by reference to Exhibit 10V to the Company's Annual Report on Form
              10-K for the year ended December 31, 1994).

Exhibit 10W Consulting agreement -Charles Wimer (incorporated herein by reference to Exhibit 10W to the Company's Annual Report on Form
              10-K for the year ended December 31, 1994).

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

Exhibit 10AB Lease for Manassas Mortgage Banking Office (incorporated herein by reference to Exhibit 10AB to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995),

Exhibit 10AC Lease for Virginia Beach Mortgage Banking Office (incorporated herein by reference to Exhibit 10AC to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AD Lease for Woodbridge Mortgage Banking Office (incorporated herein by reference to Exhibit 10AD to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AE Lease for GMMC corporate headquarters (incorporated herein by reference to Exhibit 10AE to the Company's Annual Report on Form
              10-K for the year ended December 31, 1995).

Exhibit 10AF Employment Contract-Bernard H. Clineburg (incorporated herein by reference to Exhibit 10AE to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

Exhibit 10AG  (reserved)

Exhibit 10AH  (reserved)

Exhibit 10AI Lease for Leesburg branch site (incorporated herein by reference to Exhibit 10AI to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10AJ Lease for 1667 K Street branch site (incorporated herein by reference to Exhibit 10AJ to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10AK Lease for 1225 Eye Street branch site (incorporated herein by reference to Exhibit 10AK to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10AL Lease for 4900 Massachusetts Avenue branch site (incorporated herein by reference to Exhibit 10AL to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10AN  Lease for Rockville, Maryland Mortgage Banking Office
              (incorporated herein by reference to Exhibit 10AN to the Company's Annual Report on Form 10-K for the year ended December
              31, 1996).

Exhibit 10AO Lease for Bethesda, Maryland branch site (incorporated herein by reference to Exhibit 10AO to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10AP Lease for Rockville, Maryland branch site (incorporated herein by reference to Exhibit 10AP to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10AQ Employment Contract - Webb C. Hayes IV (incorporated herein by reference to Exhibit 10AQ to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

Exhibit 10AR 1994 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10AR to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit 10AS  Supplemental Retirement Benefits Agreement for Bernard H.
              Clineburg (incorporated herein by reference to Exhibit 10AS to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997).

Exhibit 10AT  Stock Option Agreement, dated as of September 11, 1997, between
              United Bankshares, Inc. and GMBS (incorporated herein by reference to Exhibit (c) 2.2 to the Company's Form 8-K filed on September 17, 1997.

Exhibit 11    Statement re: Computation of Per Share Earnings.

Exhibit 21    Subsidiaries of the Registrant.

Exhibit 23    Consent of Ernst & Young LLP

Exhibit 27    Financial Data Schedule

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly authorized this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGE MASON BANKSHARES, INC.




Date:  March 24, 1998               By:   /s/  BERNARD H. CLINEBURG
                                          ------------------------------------
                                                Bernard H. Clineburg
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                      CAPACITY                  DATE
  ----------------------------  -----------------------------  --------------
    /s/ BERNARD H. CLINEBURG    Director, President and        March 24, 1998
  ----------------------------  Chief Executive Officer
      Bernard H. Clineburg      (Principal Executive Officer)

        /s/  ALAN L. BOX        Director                       March 24, 1998
  ----------------------------
           Alan L. Box

  /s/  RANDOLPH W. CHURCH, JR.  Director                       March 24, 1998
  ----------------------------
     Randolph W. Church, Jr.

    /s/  C. BARRIE COOK, M.D.   Director                       March 24, 1998
  ----------------------------
      C. Barrie Cook, M.D.

  /s/  ELIZABETH CARLSON DAHLIN Director                       March 24, 1998
  -----------------------------
    Elizabeth Carlson Dahlin

      /s/  EDWARD S. DeBOLT     Director                       March 24, 1998
  -----------------------------
        Edward S. DeBolt

     /s/  WILLIAM H. GORDON     Director                       March 24, 1998
  -----------------------------
        William H. Gordon

      /s/  WEBB C. HAYES IV     Director                       March 24, 1998
  -----------------------------
        Webb C. Hayes IV

      /s/  WILLIAM A. HAZEL     Director                       March 24, 1998
  -----------------------------
        William A. Hazel

    /s/  BARNARD F. JENNINGS    Director                       March 24, 1998
  -----------------------------
       Barnard F. Jennings

      /s/  EDWARD H. KAPLAN     Director                       March 24, 1998
  -----------------------------
        Edward H. Kaplan

        /s/  PAUL E. KYLE       Director                       March 24, 1998
  -----------------------------
          Paul E. Kyle

   /s/  JAMES J. CONSAGRA, JR.  Treasurer                      March 24, 1998
  -----------------------------
     James J. Consagra, Jr.      (Principal Financial
                                    and Accounting Officer)


     Copies of the 1997 annual report filed with the Securities and Exchange Commission on Form 10-K and supplemental quarterly information may be obtained by writing: George Mason Bankshares, Inc., Attn: Treasurer, 4221 Walney Road, Chantilly, Virginia 20151.